Form 10KSB
period 2007-12-31
MAP V ACQUISITION, INC.
filed 2008-04-15
CIK 1393935

U. S. Securities and Exchange Commission

 Washington, D. C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

 1934

For the fiscal year ended December 31, 2007

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-52524

VANITY HOLDING GROUP, INC.

 (Name of small business issuer as in its charter)

DELAWARE	43-2114545
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

43 West 33rd Street, Suite 600
New York, NY 10001
 (Address of principal executive offices)

(212) 695-7850
 (Issuer's telephone number)

Copies to:
Richard Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, NY 10006
(212) 930-9700

 (Former name and former address, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to

Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by

Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

_X_ Yes ___ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $11,259.

As of April 1, 2008, there were 40 shares of our common stock held by non-affiliates.

As of April 1, 2008, the registrant had outstanding 2,500,000 shares of its Common Stock, par value $0.001.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format YES [   ] NO [X]

VANITY HOLDING GROUP, INC.
2007 ANNUAL REPORT ON FORM 10-KSB
TABLE OF CONTENTS

PART I.

Item 1. Description of Business	4
Item 2. Description of Property	6
Item 3. Legal Proceedings	6
Item 4. Submission of Matters to a Vote of Security Holders	6

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters	7
Item 6. Management's Discussion and Analysis	7
Item 7. Financial Statements	9
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	10
Item 8A. Controls and Procedures	10

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	11
Item 10. Executive Compensation	12
Item 11. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters	12
Item 12. Certain Relationships and Related Transactions	13
Item 13. Exhibits and Reports	13
Item 14. Principal Accountant Fees and Services	14
15
Signatures

Certifications

Forward Looking Statements

This report on Form 10-KSB and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

Vanity was incorporated as Map V Acquisition, Inc. on November 22, 2006, in the State of Delaware. Our principal executive offices are currently located at 350 Fifth Avenue, Suite 2204 New York, New York 10118. Our telephone number is (212) 695-7850. We are qualified to do business in the State of New York. Our fiscal year-end is December 31. As described below in “Description of Map V,” Map V was incorporated with the objective to acquire, or merge with an operating business. Going forward, Vanity will be engaged in the business as described below in the section titled “Description of Vanity.”

Description of Vanity

Vanity was organized as a Delaware Corporation on August 25, 2004, and is in the business of licensing and promotions though its group of touring swimsuit models. Vanity’s international and domestic experience makes it an excellent promotional tool for its clients’ events. Vanity is available to travel throughout the world and its models draw attention to companies, merchandise, and brand names. Vanity Events began operating as Circuit Girls on the swimsuit circuit in Southern Florida. After establishing a reputation for excellence in the Southeast, it has expanded its circuit to include the greater U.S. domestic market as well as internationally. Vanity provides entertainment and attracts attention at events, including swimsuit competitions, calendar signings, and auto shows.

Services

Vanity is in the business of licensing and promotions though its group of touring swimsuit models, and intends to develop its business primarily through the expansion of its licensing agreements.  Vanity possesses an experienced management team, as is further described in the Management section.

Currently, Vanity maintains existing trademarks and copyrights on numerous pictures and logos.  Vanity has already signed licensing agreements for swim suit model images with companies in Argentina, Chile, China, Colombia, Dominican Republic, Ecuador, Germany, Korea, Mexico, Panama, Puerto Rico, Taiwan, Tokyo, United Kingdom, United States and Venezuela.

Vanity’s target markets will use Vanity’s images, logos, prints and electronic content and labels in order to promote their business.  Currently, Vanity’s target markets are:

•	the apparel and apparel accessories industries, which are to include logos and images for the teen market, sports market, and women/men’s market;
•	the cosmetics industry and the creation of products branding the Vanity name;
•	mobile phones;
•	personal and notebook computers (i.e. screen savers), videos for computers, wallpaper, etc.;
•	company and web site promotions for Vanity Events and/or other related products and businesses;
•	private Labels created for existing products to expand their sales; and
•	attractive media options, such as Pay-Per-View shows and distributed DVD’s.

Competition

We compete with various other productions, promotions, and media groups, including magazines, newspapers, television, radio and Internet web sites that offer customers information and services similar to what we provide. Competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

We face competition on both country and regional levels. In addition, each of our businesses competes with companies that deliver content through the same platforms and with companies that operate in different media businesses. We cannot assure you that we can remain competitive with companies that have greater resources.

RISK FACTORS

Risks Related to Our Business and Industry

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our promotional activities and transition to commercial operations have been and will continue to be significant. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to continue our operations, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract new technology developers and to retain and motivate our existing contractors.

Government regulations could adversely affect our business, financial condition or results of operations.

Our businesses are regulated by governmental authorities in the countries in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, licensing, promotions, commercial advertising, content, including standards of decency. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to significant liabilities.

We may not be able to successfully compete with direct competitors or with other forms of promotional tools.

We derive a significant portion of our revenue from our national and international promotional touring business, licensing, and advertising, for which we compete with various other promotional and media groups that provide services similar to what we provide. Competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations. We face competition on both country and regional levels. We cannot assure you that we can remain competitive with companies that have greater resources or that offer alternative promotional and media options.

We may not be able to protect our intellectual property rights.

We believe that our trademarks, particularly the Vanity Events and Holly Vanity designs, and other proprietary rights are critical to our success, potential growth and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. Our actions to establish and protect our trademarks and other proprietary rights, however, may not prevent imitation of our products by others or prevent others from claiming violations of their trademarks and proprietary rights by us. Any infringement or related claims, even if not meritorious, may be costly and time consuming to litigate, may distract management from other tasks of operating the business and may result in the loss of significant financial and managerial resources, which could harm our business, financial condition or operating results.

If we engage in future acquisitions, we will incur a variety of costs and may never realize the anticipated benefits of the acquisition.

If appropriate opportunities become available, we may attempt to acquire businesses, products or technologies that we believe are a strategic fit with our business. If we do undertake any transaction of this sort, the process of integrating an acquired business, product or technology may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may fail to realize the anticipated benefits of any acquisition. Future acquisitions could dilute existing stockholders' ownership interest in us and could cause us to incur debt, exposing us to future liabilities.

Risks Relating to Our Common Stock

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

The Company may be subject to certain tax consequences in our business, which may increase our costs of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act of 1933, as amended. Additionally, we have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

Government Regulation

Our businesses are regulated by governmental authorities in the countries in which we operate. Because of our local and international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, licensing, commercial advertising, and content, including standards of decency for each participating country. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to liabilities.

Employees

As of February 29, 2008, Vanity had 5 employees. The Company has 3 independent contractors who provide sales and shipping services, support, and public relations.

Legal Proceedings

From time to time, Vanity may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Vanity is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 2. DESCRIPTION OF PROPERTY.

Vanity currently operates out of leased property located at 43 West 33rd Street, Suite 600, New York, New York 10001. The Vanity offices are 300 square feet and are leased for a 3 year term with rent of $1,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, Vanity may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Vanity is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

OTC Bulletin Board Considerations

As discussed elsewhere in this registration statement, the Company’s common stock is not currently traded on the Over the Counter Bulletin Board (“OTCBB”). To be quoted on the OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock. We have engaged in preliminary discussions with an NASD Market Maker to file our application on Form 211 with the NASD, but as of the date of this prospectus, no filing has been made.

Holders

As of April 1, 2008, the approximate number of stockholders of record of the Common Stock of the Company was 40.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND FORWARD LOOKING INFORMATION.

Forward Looking Statements

Some of the statements contained in this annual report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

• Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

• Our ability to raise capital when needed and on acceptable terms and conditions;

• The intensity of competition; and

• General economic conditions.

All written and oral forward-looking statements made in connection with this annual report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements for licensing, logos and content images for the mobile phone, computers, apparel, cosmetic industries and other related products of Vanity.

VANITY PLAN OF OPERATIONS

Vanity, Inc. began operations on August 25, 2004.  We are engaged in the business of licensing and promotions though our group of touring swimsuit models. We plan to focus our efforts on licensing and branding our trademarks. Vanity currently has 7 master licensing contracts. We have not generated any income since inception, and as of the fiscal year ended December 31, 2007 have incurred a net loss of $747,881.
We are currently focusing on licensing and branding our trademarks.

VANITY RESULTS OF OPERATIONS

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

Revenues:
Vanity’s revenues for the year ended December 31, 2007 were $11,259, compares to $45,931 for the year ended December 31 2006. The decrease in revenues was primarily a result of less activity of the Company. Vanity had $68,746 in operating expenses for the year ended December 31, 2007 as compared to $613,553 in operating expenses for the year ended December 31, 2006. The decrease in operating expenses was primarily a result of less activity of the Company.

Liquidity and Capital Resources:

For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. At December 31, 2007, Vanity had cash and cash equivalents of $4,825. As of December 31, 2007, Vanity had no short term liabilities, and maintained $53,428 in long term liabilities, which were primarily the result of loans from shareholders.

Off Balance Sheet Arrangements:

None.

MAP V RESULTS OF OPERATIONS

Revenues:

Map V did not generate any revenues for the years ended December 31, 2007 or December 31, 2006. Map V had $9,800 in operating expenses for the year ended December 31, 2007 as compared to $2,500 in operating expenses for the year ended December 31, 2006. The increase in operating expenses was primarily a result of professional fees.

Liquidity and Capital Resources:

At December 31, 2007, Map V did not have cash or cash equivalents, nor did maintain any liabilities.

Working capital:

None.

Current Liabilities:

None.

Off Balance Sheet Arrangements:

None.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effect of Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material affect on the accompanying financial statements.

Income Taxes

None.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

VANITY HOLDING GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VANITY HOLDING GROUP, INC.

We have audited the balance sheet of VANITY HOLDING GROUP, INC. (a development stage company) as of December 31,2007, and the related statements of operations, changes in stockholders’ equity, and  cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of VANITY HOLDING GROUP, INC.,as of December 31, 2007 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred operating losses for the period August 25, 2004 (inception) to December 31, 2007, has no significant revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drakeford & Drakeford, LLC

Drakeford & Drakeford, LLC
New York, New York

February 28, 2008

VANITY HOLDING GROUP, INC.
( A Development Stage Company)
BALANCE SHEET

ASSETS	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$4,825

Total current assets	4,825

OTHER ASSETS
Trade mark	4,800
Photographs	44,422

Total other assets	49,222

TOTAL ASSETS	$54,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	$0

Total current liabilities	0

LONG-TERM LIABILITIES
Loans payable-shareholders	53,428

Total long-term liabilities	53,428

STOCKHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares, $.0001 par value
each. At December 31, 2007, there are no shares outstanding	0
Common stock authorized 100,000,000 shares, $.0001 par value each. At December 31, 2007, there are 21,392,103 shares
outstanding	2,139
Additional paid in capital	746,361
Deficit accumulated during the development stage	(747,881)

Total stockholders’ equity	619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,047

The accompanying notes are an integral part of these statements.

   VANITY HOLDING GROUP, INC.
( A Development Stage Company)

 STATEMENTS OF OPERATIONS

	For the years ended		August 25, 2004, (inception)
	December 31, 2007	December 31, 2006	to December 31, 2007
Revenue	$11,259	$45,931	$130,756

Cost of Sales
Model and make-up cost	0	35,301	64,155

Total cost of sales	0	35,301	64,155

Gross profit	11,259	10,630	66,601

Operating Expenses
Salaries	7,786	49,575	65,461
Selling, general and administrative	60,960	563,978	750,615

Total operating expenses	68,746	613,553	816,076

Net loss from operations	(57,487)	(602,923)	(749,475)

Other income (expenses)-interest	0	_1,594	1,594

Net loss	$(57,487)	$(601,329)	$(747,881)

Basic and diluted loss per common share	$(.00)	$(.03)	$(.05)

Weighted average shares outstanding	21,292,103	19,445,103	14,121,877

The accompanying notes are an integral part of these statements

VANITY HOLDING GROUP, INC.
( A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit Accumulated
	Common stock		Additional	During Development
	Shares	Amount	Paid in Capital	Stage	Total

Issuance of common stock for cash	1,000,000	$100	$0	$0	100

Net income- inception to December 31, 2004				6,803	6,803

Balance at December 31, 2004	1,000,000	100	0	6,803	6,903

Issuance of common stock for cash	16,698,103	1,670	229,730		231,400

Net loss for the year ended December 31, 2005				(95,868)	(95,868)

Balance at December 31, 2005	17,698,103	1,770	229,730	(89,065)	142,435

Issuance of common stock for cash	3,494,000	349	476,651		477,000

Net loss for the year ended December 31, 2006				(601,329)	(601,329)

Balance at December 31,2006	21,192,103	2,119	706,381	(690,394)	18,106

Issuance of common stock for cash	200,000	20	39,980		40,000

Net loss for the year ended
December 31, 2007				(57,487)	(57,487)

Balance at December 31, 2007	21,392,103	$2,139	$746,361	$(747,881)	$619

The accompanying notes are an integral part of this statement.

VANITY HOLDING GROUP, INC.
( A Development Stage Company)

 STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2007	For the year ended December 31, 2006	August 25, 2004, (inception) to December 31, 2007
OPERATING ACTIVITIES
Net loss	$(57,487)	$(601,329)	$(747,881)

Changes in operating assets and liabilities:
Prepaid rent	0	9,900	0
Loan receivable	0	19,250	0
Security deposit	4,950	0	0

Cash used by operating activities	(52,537)	(572,179)	(747,881)

INVESTING ACTIVITIES
Other assets	(4,072)	(39,622)	(49,222)

Cash used by investing activities	(4,072)	(39,622)	(49,222)

FINANCIAL ACTIVITIES
Proceeds from notes payable-shareholders,net	16,931	3,019	43,778
Issuance of common stock for cash	40,000	477,000	748,500

Cash provided by financing activities	56,931	480,019	792,278

NET INCREASE (DECREASE) IN CASH	322	(131,782)	4,825

CASH BALANCE BEGINNING OF PERIOD	4,503	136,285	0

CASH BALANCE END OF PERIOD	$4,825	$4,503	$4,825

Supplemental Disclosures of Cash Flow Information:
Interest	$0	$0	$0

The accompanying notes are an integral part of these statements

VANITY HOLDING GROUP, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations
VANITY HOLDING GROUP, INC.   (the “Company”), was organized as a Delaware   Corporation on August 25, 2004, and is in the business of licensing and promotions through its group of touring swimsuit models. The Company is a development stage entity that provides entertainment and attracts attention at events, including swimsuit competitions, calendar signings, and auto shows.

Basis of Presentation and Accounting Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	Cash Equivalents

     Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. During the period from August 25, 2004 (date of inception) thru December 31, 2007, the Company had no cash equivalents.

4.	Other Assets

Trade marks and photographs are stated at cost and are to be amortized  over their estimated useful lives.

VANITY HOLDING GROUP, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.	Other Assets

The estimated service lives of  trade marks and photographs  are principally as follows:

Trade marks	10-15 years
Photographs	5- 7 years

As of December 31, 2007, the other assets have not been placed in use so there has not been any amortization expensed.

VANITY HOLDING GROUP, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

5.	Advertising Cost

    Advertising cost are expensed as incurred. Advertising expense totaled $ 3,000 and $ 6,675 for the years ended December 31, 2007 and 2006 and $ 13,162 from August 25, 2004 (date of inception)
to December 31, 2007.

6.	Recently Enacted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material affect on the accompanying financial statements.

7.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable allowance, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, deemed value of common stock for the purpose of determining stock-based compensation, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

The Company’s board of directors determines the fair market value of the Company’s common stock in the absence of a public market for these shares.

8.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

VANITY HOLDING GROUP, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007

NOTE B—GOING CONCERN/DEVELOPMEMT STAGE ENTITY

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $765,810 for the period August 25, 2004 (inception) to December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

    There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability of classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE C--LOSS PER SHARE

           The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

  NOTE D - INCOME TAXES

           The Company  accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2007.

VANITY HOLDING GROUP, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007

NOTE E – RELATED PARTY TRANSACTIONS

The Company has two loans payable of $ 20,300 to RM Enterprises and $ 33,128 to a stockholder at December 31, 2007. The loans are non-interest bearing and are payable on demand.
The Company has no employment contracts in force as of December 31, 2007.

NOTE F – COMMON STOCK ISSUANCES

As of December 31, 2004, the Company sold an aggregate of 1,000,000 for an aggregate cash consideration of $100 or for an average price of $.0001 per share.

As of December 31, 2005, the Company sold an aggregate of 16,698,103 shares of common stock for an aggregate of $231,400 or for an average cost $.014 per share.

As of December 31, 2006, the Company sold an aggregate of 3,494,000 for an aggregate cash consideration of $477,000 or for an average price of $.14 per share.

As of December 31, 2007, the Company sold an aggregate of 200,000 for an aggregate cash consideration of $40,000 or for an average price of $.02 per share.

VANITY HOLDING GROUP, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007

NOTE G - COMMITMENTS AND CONTINGENCIES

     Lease agreements:

The Company currently operates out of leased property located at 43 West 33rd
Street, Suite 600, New York, New York. The terms of the lease are month to month by a related party at a monthly lease cost of $1,000.

(b) Vanity Pro Forma Consolidated Financials

UNAUDITED PRO FORMA CONDENSED COMBINING FINANCIAL INFORMATION

    The following pro forma financial information (including the notes thereto) present condensed combining  statements of operations of Vanity Holding Group, Inc., as adjusted  for  the  acquisition  of  Map V Acquisition, Inc. under the purchase accounting method in accordance with GAAP. (the  Transaction).  The unaudited pro forma combined consolidated financial statements combine the historical consolidated financial statements of Vanity Holding Group, Inc. and Map V Acquisition, Inc. The unaudited pro forma  combined consolidated balance sheet as of December 31, 2007 gives effect to the acquisition as if it had been completed during 2007. The unaudited pro forma combined consolidated statements of operations for the years ended December 31, 2007, give effect to the Transaction as if it had been completed on January 1, 2007.

The pro forma adjustments do not reflect any operating efficiencies and cost savings that may be achievable with respect to the combined companies. In addition, the pro forma adjustments do not reflect any operating inefficiencies or extra expenses which might occur with respect to the combined companies.

These pro forma condensed consolidated financial statements do not purport to present results that may actually have been obtained if the Transaction had been in effect during the period covered, or any future results which may in fact be realized.

The following information is not necessarily indicative if the financial position that would have occurred had the transaction been consummated on the date which the consummation of the transaction is assumed to have occurred. For the purposes of preparing the Company’s consolidated pro forma financial statements, the Company will establish a new basis for the business’ acquired assets and assumed liabilities based upon the fair values thereof.

VANITY HOLDING GROUP,INC.

Unaudited Pro Forma Condensed Consolidated Balance Sheet

CURRENT ASSETS
	December 31, 2007
	ASSETS
	Vanity	Map V
	Holding Group,	Acquisition,	Pro Forma	Pro Forma
	Inc.	Inc.	Adjustments	Consolidated
Cash and equivalents	$4,825	$0	$0	$4,825

Total current assets	4,825	0	0	4,825

OTHER ASSETS	49,222	0	0	49,222

TOTAL ASSETS	$54,047	$0	$0	$54,047

VANITY HOLDING GROUP,INC.

Unaudited Pro Forma Condensed Consolidated Balance Sheet

	December 31, 2007
	LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES	$0	$0	$0	$0
LONG-TERM LIABILITIES
Notes payable, related party	53,428	0	0	53,428

Total long-term liabilities	53,428	0	0	53,428

STOCKHOLDERS EQUITY

Common stock	2,139	250	(889)	1,500
Additional paid-in capital	746,361	14,320	(13,681)	747,000
Retained Earnings (deficit)	(747,881)	(14,570)	14,570	(747,881)
Total stockholders equity	619	0	0	619

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY	$54,047	$0	$0	$54,047

The accompanying notes are an integral part of these statements.

VANITY HOLDING GROUP,INC.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Year Ended December 31, 2007

	Vanity	Map V
	Holding Group,	Acquisition,	Pro Forma	Pro Forma
	Inc.	Inc.	Adjustments	Consolidated

Revenue	$11,259	$0	$0	$11,259
Cost of goods sold	0	0	0	0
Operating Expenses	68,746	11,458	0	80,204
Net loss from operations	(57,487)	(11,458)	0	(68,945)
Total other income (expenses)	0	0	0	0
Net Loss	$(57,487)	$(11,458)	$0	$(68,945)

Net loss per common share:
Basic and diluted				$(.00)
Weighted average shares
outstanding: basic and diluted				14,997,000

VANITY HOLDING GROUP,INC.

Notes to Pro Forma Condensed Consolidated Financial Statements

GENERAL:

    This balance sheet presents the combined balance sheets of  Map V Acquisition, Inc. (“Map V”) as though the merger had occurred on December 31, 2007, adjusted for activity related to the transaction as described below:

PRO FORMA ADJUSTMENTS

    The following unaudited pro forma adjustments relate to the purchase as if it had occurred as of  December 31, 2007. The pro forma adjustments are based on preliminary estimates that may change as additional information is obtained.

    (1) Purchase Price Adjustment

On April 2, 2008, Vanity Holding Group, Inc. (“Vanity” or the “Company”) entered into a Share Exchange Agreement  with Map V  formed under the laws of Delaware, and the shareholders of Vanity pursuant to which Map V has agreed to acquire the Company, subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of Vanity from the Vanity Shareholders. As consideration for the acquisition of the shares of Vanity, the Map V has agreed to issue an aggregate of 12,997,000 shares of Common stock, $0.001 par value (the “Common Stock”) to the Vanity Shareholders. In connection with the Agreement, Map V intends to file a Certificate of Amendment with the Delaware Secretary of State changing its name from Map V Acquisition, Inc. to Vanity Events Holding, Inc.

Pro Forma Adjustments:

1)
Adjustment to reflect the share exchange of 12,997,000 shares to the Vanity Shareholders in consideration for all of the vanity shareholders shares (21,392,109). The Map V shareholders will retain 2,500,000 shares or (16.67%).

Critical Accounting Policies

Description of Vanity

Vanity was organized as a Delaware Corporation on August 25, 2004, and is in the business of licensing and promotions though its group of touring swimsuit models. Vanity’s international and domestic experience makes it an excellent promotional tool for its clients’ events. Vanity is available to travel throughout the world and its models draw attention to companies, merchandise, and brand names. Vanity Events began operating as Circuit Girls on the swimsuit circuit in Southern Florida. After establishing a reputation for excellence in the Southeast, it has expanded its circuit to include the greater U.S. domestic market as well as internationally. Vanity provides entertainment and attracts attention at events, including swimsuit competitions, calendar signings, and auto shows.

Services

Vanity is in the business of licensing and promotions though its group of touring swimsuit models, and intends to develop its business primarily through the expansion of its licensing agreements.  Vanity possesses an experienced management team, as is further described in the Management section.

Currently, Vanity maintains existing trademarks and copyrights on numerous pictures and logos.  Vanity has already signed licensing agreements for swim suit model images with companies in Argentina, Chile, China, Colombia, Dominican Republic, Ecuador, Germany, Korea, Mexico, Panama, Puerto Rico, Taiwan, Tokyo, United Kingdom, United States and Venezuela.

Vanity’s target markets will use Vanity’s images, logos, prints and electronic content and labels in order to promote their business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported, on April 7, 2008, Map V Acquisition, Inc. ("Map V" or the "Company") entered into a Share Exchange Agreement (the "Agreement") with Vanity Holding Group, Inc. ("Vanity"), a private company formed under the laws of Delaware, and the shareholders of Vanity (the "Vanity Shareholders") pursuant to which the Company has agreed to acquire (the "Acquisition"), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of Vanity from the Vanity Shareholders.

In connection with the Acquisition, the board of directors of the Company dismissed UHY LLP ("UHY") as the Company's independent registered public accounting firm.

During the two year period ended December 31, 2006, the Company has not had any disagreements with UHY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to UHY's satisfaction, would have caused them to make reference thereto in their reports on the Company's financial statements for such years.

During the two year period ended December 31, 2006, UHY did not advise the Company that any of the events listed in Item 304 (a)(1)(Iv)(B) had occurred or should occur.

The Company has provided UHY with a copy of the above disclosures. The Company has requested UHY to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not UHY agrees with the statements made herein above and, if not, stating in which respects UHY does not agree.

On March 14, 2008, the Company engaged Drakeford & Drakeford, LLC ("Drakeford") as its independent registered public accounting firm for the Company's fiscal year ended December 31, 2007.

During the two year period ended December 31, 2007, and through the date of this disclosure, the Company did not consult with Drakeford regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered in this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Vanity’s management is responsible for establishing and maintaining adequate control over financial reporting for Vanity, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Map’s management, including our principal executive and principal financial officers, Map conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of Vanity’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 8B. Other Information.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCES; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are:

Name	Age	Position
Steven Moskowitz	43	President, Chief Executive Officer, Principal Executive Officer, and Director

Michael Cohn	41	Director

Frank Lazauskas	47	Director

Ronald Cosman	58	Director

Executive Officers and Directors

Steven Moskowitz                                             President, Chief Executive Officer, Principal Executive Officer and Director

Steven Moskowitz has been working for Vanity Holding Group, Inc. as President, CEO, and Director since May 2007. Mr. Moskowitz currently serves as the COO and Chief Financial Officer of Spongetech delivery Systems, Inc. Since January 2008, Mr. Moskowitz has been serving as President, CEO and Director of Map IV Acquisition, Inc. and Map VI Acquisition, Inc. He has served as a director of RM Enterprises International, Inc. since April 2001 and as its Secretary since March 2, 2004. He has been a director of Western Power and equipment Corp. (OTCBB) since February 11, 2003. Mr. Moskowitz was a director and CEO of Azurel, Ltd (OTCBB and subsequently Pink Sheet) from October 31, 2002 to October 10, 2003.He rejoined Azurel fromMay1, 2004 through July 26, 2004 as CEO and President. On July 25, 2005, he was elected as CEO and President of Azurel. He has been director of Tiburon Capital group, a privately held holding corporation, and since May 2000, he has served as Vice President of ERC Corp., a privately held marketing consultant. He served as vice President, Marketing and Business Development for H.W. Carter & Sons, a distributor of children’s clothing, from 1987 to 2002. He was President of the H.W. Carter & Sons division of Evolutions, Inc. from 1996 to1997. Mr. Moskowitz served in various capacities at Smart Style Industries, a manufacturer and distributor of children’s apparel, from 1986 to 1987 from sales assistant to Vice president Sales and Marketing. He received his B.S. in Management from Touro Collage in 1986.

Michael Cohn                                                     CFO, Vice President, Director

Michael Cohn has been a director since April 2007. Michael Cohen has been involved with startup companies for the last decade; mentoring and developing these start ups from ideas to IPOs.  He began his career as a NYS EMS Paramedic, later joining Americorp Securities as a vice president in their mergers and acquisitions department.  Mr. Cohen was recruited by Dafna Construction to serve as CFO and played a pivotal role in the company’s national growth and subsequent purchase.  He was also vice president of Citigroup’s Corporate Finance division, managed a department in the risk management sector of Salomon Smith Barney, and served on the Board of Directors for Better on Line Solutions, Inc, Newmedia1.com, as well as several real estate holding companies.

Frank Lazauskas                                              President, Director, Founder

Frank Lazauskas has been a director since May 2007. He is also on the board of Spongetech Delivery systems as a director. Mr. Lazauskas is the founder and President of FJL Enterprises, Inc. and TNJ Enterprises, Inc., formed in 1999 and 1997, respectively, which own and operate eight Dominos Pizza Stores. He was elected a director of RM Enterprises International, Inc. Mr. Lazauskas was a director of Azurel, Ltd,. He received his B.A. in Mathematics from Central Connecticut State University in 1983.

Ronald Cosman                                                  CPA, Director, Senior VP Marketing & Sales

Ronald Cosman has been a director since May 2007. Mr. Cosman is currently a senior VP in marketing and sales at a major defense industry company in Switzerland they are the worldwide leaders of observation and location devices. Born in Switzerland, Mr. Cosman went to the University of Zurich and has his masters in business administration. Mr. Cosman also worked with Ernst & Young as a CPA for 5 years also worked with IBM and Hewlett Packard for 12 years and a general manager for Data General in Switzerland.

DIRECTOR INDEPENDENCE

The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules.

Michael Cohn, Frank Lazauskas and Ronald Cosman are independent directors within The NASDAQ Stock Market's director independence standards.  Steven Moskowitz is not an independent director. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence.  The Board has not designated a separate compensation or nominating committee.

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

Code of Ethics

The Board has not adopted a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION.

Map V

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation.

Vanity

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation.

Compensation of Directors

We do not compensate our directors for their time spent on our behalf.

EXECUTIVE EMPLOYMENT CONTRACTS

We do not have any written or oral employment agreements with any of our officers or directors.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2007

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

DIRECTOR COMPENSATION

No compensation earned or paid any independent directors in 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of April 1, 2008, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of April 1, 2008, 2008, there were 14,997,000 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of August 10, 2007 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Michael Cohen	146,047	1%
Ronald Cosman	146,047	1%
Frank Lauzaskas	847,072	1%
Steven Moskowitz (1)	1,358,820	9%
Highland Global Partners, Inc.	2,500,000	17%
All executive officers and directors as a group (consisting of 4 individuals)	2,497,985	17%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 1, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 14,997,000 shares of common stock outstanding on April 1, 2008, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 1, 2008.

(2) includes 1,051,537 shares beneficially owned by Mr. Moskowitz through the Mindy & Steven Moskowitz Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

We have not entered into any transactions in which any of our directors, executive officers, or affiliates, including any member of an immediate family, had or are to have a direct or indirect material interest.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 13. EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Stock Purchase Agreement (2)

10.2	Share Exchange Agreement dated April 3, 2008 by and among Map V Acquisition, Inc., Vanity Holding Group, Inc. and each of the shareholders of Vanity Holding Group, Inc.

23.1	Consent of Auditors regarding Map V.

23.2	Consent of Auditors regarding Vanity Holding Group, Inc.

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Company’s report on Form 10-SB, as filed with on March 26, 2007.

(2)	Incorporated by reference to the Company's current report on Form 8-K, as filed on January 3, 2008.

(3)	Incorporated by reference to the Company's current report on Form 8-K, as filed on April 3, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us by our principal accountant, $11,500 for the periods indicated.

	2006	2007
Audit Fees	$--	$11,500
Audit Related Fees	--
Tax Fees	--
All Other Fees	--
Total	$--	$11,500

AUDIT FEES. - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

TAX FEES. - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

ALL OTHER FEES. - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit Fees," "Audit-Related Fees" and "Tax Fees" above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008	VANITY HOLDING GROUP, INC.

By: /s/ Steven Y. Moskowitz
Name: Steven Y. Moskowitz
Title: President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		DATE

/s/ Steven Y. Moskowitz	President (Principal Executive Officer	April 15, 2008
Steven Y. Moskowitz	and Principal Accounting Officer), Director