Form 10-Q
period 2008-03-31
MAP V ACQUISITION, INC.
filed 2008-05-19
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-52435

MAP V ACQUISITION, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	43-2114545
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

43 West 33rd Street, Suite 600, New York, NY	10001
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (212) 695-7850

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 1, 2008, there were 21,392,103 outstanding shares of the Registrant's Common Stock, $.001 par value.

PART I. FINANCIAL STATEMENTS

MAP V ACQUISITION, INC.
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MAP V ACQUISITION, INC.
( A Development Stage Company)

BALANCE SHEETS

	Unaudited March 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,490	$4,825
Accounts receivable	22,999	0
Total current assets	24,489	4,825

OTHER ASSETS
Trade mark	4,800	4,800
Photographs	44,422	44,422

Total other assets	49,222	$49,222

TOTAL ASSETS	$73,711	$54,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES		$0
Accounts payable and accrued expenses	$21,144
Accrued legal expense	53,428	53,428

Total current liabilities	74,572	53,428
Long term liabilities	0	0

STOCKHOLDERS’ EQUITY (DEFICEINCY)
Preferred stock authorized 5,000,000 shares, $.0001 par value
each. At March 31, 2008 and December 31, 2007, there are no shares outstanding	0	0
Common stock authorized 100,000,000 shares, $.0001 par value
each. At March 31, 2008 and December 31, 2007, there are 21,392,103 shares outstanding	2,139	2,139
Additional paid in capital	746,361	746,361
Deficit accumulated during the development stage	(749,361)	(747,881)

Total stockholders’ equity (deficit)	(861)	619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$73,711	$54,047

The accompanying notes are an integral part of these statements.

   MAP V ACQUISITION, INC.
( A Development Stage Company)

 STATEMENTS OF OPERATIONS
Unaudited

			August 25,
	For the three months Ended		2004, (inception)
	March 31, March 31,		to March 31,
	2008	2007	2008

Revenue	$23,788	$9,114	$154,544

Cost of Sales
Model and make-up cost	345	1,300	64,500

Total cost of sales	345	1,300	64,500

Gross profit	23,443	7,814	90,044

Operating Expenses
Salaries	-0-	8,050	65,461
Selling, general and administrative	24,923	11,402	775,538

Total operating expenses	24,923	19,452	840,999

Net loss from operations	(1,480)	(11,638)	(750,955)

Other income (expenses)-interest	0	0	1,594

Net loss	$(1,480)	$(11,638)	$(749,361)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	21,392,103	19,445,103

The accompanying notes are an integral part of these statements

MAP V ACQUISITION, INC.
( A Development Stage Company)

 STATEMENTS OF CASH FLOWS
Unaudited

			August 25,
			2004, (inception)
	For the three months	For the three months	to March 31,
	March 31, 2008	March 31, 2007	2008
OPERATING ACTIVITIES
Net loss	$(1,480)	$(11,638)	$(749,361)
Changes in operating assets and liabilities:
Accounts receivable	(22,999)		(22,999)
Prepaid rent	0	0	0
Loan receivable	0	0	0
Security deposit Accounts payable and accrued expenses	21,144	0	21,144

Cash used by operating activities	(3,335)	(11,638)	(751,216)

INVESTING ACTIVITIES
Other asset			(49,222)

Cash used by investing activities			(49,222)

FINANCIAL ACTIVITIES
Proceeds from notes payable-shareholders, net		27,050	53,428
Issuance of common stock for cash		0	748,500

Cash provided by financing activities	-0-	27,050	801,928

NET INCREASE (DECREASE) IN CASH	(3,335)	15,412	1,490

CASH BALANCE BEGINNING OF PERIOD	4,825	4,503	0

CASH BALANCE END OF PERIOD	$1,490	$19,915	$1,490

Supplemental Disclosures of Cash Flow Information:
Interest	$0	$0	$0

The accompanying notes are an integral part of these statements

MAP V ACQUISITION, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations
MAP V ACQUISITION, INC.   (the “Company”), was organized as a Delaware   Corporation on August 25, 2004, and is in the business of licensing and promotions through its group of touring swimsuit models. The Company is a development stage entity that provides entertainment and attracts attention at events, including swimsuit competitions, calendar signings, and auto shows.

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. During the period from August 25, 2004 (date of inception) thru March 31, 2008, the Company had no cash equivalents.

4.	Other Assets

Trademarks and photographs are stated at cost and are to be amortized over their estimated useful lives.

The estimated service lives of  trademarks and photographs  are principally as follows:

Trade marks	10-15 years
Photographs	5- 7 years

As of March 31, 2008 and December 31, 2007, the other assets have not been placed in use so there has not been any amortization expensed.

5.	Advertising Cost

Advertising cost are expensed as incurred. Advertising expense totaled $ 1,500 and $ -0- for the three months  ended March 31, 2008 and 2007 and $ 14,662 from August 25, 2004 (date of inception) March 31, 2008.

6.	Recently Enacted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material affect on the accompanying financial statements.

MAP V ACQUISITION, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)
March 31, 2008

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

NOTE B—GOING CONCERN/DEVELOPMEMT STAGE ENTITY

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $749,361 for the period August 25, 2004 (inception) to March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

MAP V ACQUISITION, INC.
( A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (continued)
March 31, 2008

NOTE D – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NOTE D - INCOME TAXES

           The Company  accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at March 31, 2008.

NOTE E – RELATED PARTY TRANSACTIONS

Steven Moskowitz has been working for MAP V ACQUISITION, Inc. as President, CEO, and Director since May 2007. Mr. Moskowitz currently serves as the COO and Chief Financial Officer of Spongetech Delivery Systems, Inc. He has served as a director of RM Enterprises International, Inc. since April 2001 and as its Secretary since March 2, 2004. For the three months ended March 31, 2008, RM Enterprises International, Inc. is obligated to pay the Company an aggregate of  $22,000 in royalty income and is reflected as an accounts receivable as of  March 31, 2008.

As of March 31, 2008, the Company is obligated to repay Spongetech Delivery Systems, Inc. an aggregate of  $5,000 in allocated business and office expenses.

NOTE F - COMMITMENTS AND CONTINGENCIES

Lease agreements:

The Company currently operates out of leased property located at 43 West 33rd Street, Suite 600, New York, New York. The terms of the lease are month to month by a related party at a monthly lease cost of $1,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-KSB for the fiscal year ended December 31, 2007. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the quarterly report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-KSB; its quarterly reports on Forms 10-QSB; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 8-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements for licensing, logos and content images for the mobile phone, computers, apparel, cosmetic industries and other related products of Map V .

MAP V RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Map V began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

Revenues for the three months ended March 31, 2008 were $23,788, compared to $9,114 for the three months ended March 31, 2007. The increase in revenues was primarily a result of changing our focus on revenue generated from the licensing of our models images to Spongetech Delivery Systems for inclusion on their products generating sales of an aggregate of $22,000 to this one customer.  Map V had $24,923 in operating expenses for three months ended March 31, 2008 as compared to $19,452 in operating expenses for the three months ended March 31, 2007. The increase in operating expenses was primarily a result of increased activity of the Company.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for photos that we had in inventory, accounting for a difference of  $845.00

Cost of Sales were $345 as of March 31, 2008 and $1,300 as of March 31, 2007.  Total cost of sales for the three months ended March 31, 2008 decreased by $955. This was primarily attributable to higher sales revenue at $23,788 for the period ending March 31, 2008 versus $9,114 in the prior period.

Net Loss was $1,480 for the period ended March 31, 2008, as compared to $11,638 for the period ended March 31, 2007.  The decrease in net loss is principally attributable to higher sales revenue of $23,788 for the period ending March 31, 2008 versus $9,114 in the year ago period.

Liquidity and Capital Resources:

Cash Flows from Operating Activities.  For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. At March 31, 2008, Map V had cash and cash equivalents of $1,490, as compared to cash and cash equivalents of $19,915 as of March 31, 2007. The difference in cash and cash equivalents is primarily attributed to no proceeds from notes payable-shareholders-net  in the current period ending March 31, 2008 versus $27,050 in proceeds in notes payable-shareholders-net in the prior year.

Liabilities. As of March 31, 2008, Map V had total current liabilities of $74,572, as compared to $53,428 for the period ended December 31, 2007.  The difference in total current liability is primarily attributed to outstanding accounts payable and accrued expenses of $21,144 versus none in the prior year.

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

Effect of Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Income Taxes

None.

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in this Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

As a result of the reverse merger described in our current report on Form 8-K (“Form 8-K) filed with the SEC on April 7, 2008, the Company ceased to be a shell company and became involved in the business of licensing and promotions though its group of touring swimsuit models. Currently we are more specifically committed to marketing and licensing such products as described in our Form 8-K, but will seek to promote, develop and sell other related products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Steve Moskowitz, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter ended March 31, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

.
.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6 - EXHIBITS

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 19, 2008

MAP V ACQUISITION, INC.

By:	/s/ Steven Y. Moskowitz
Steve Y. Moskowitz
President and Chief Executive Officer (principal executive officer)

By:	/s/ Steven Y. Moskowitz
Steven Y. Moskowitz
Principal financial and accounting officer