Form 10KSB/A
period 2007-12-31
MAP V ACQUISITION, INC.
filed 2008-05-28
CIK 1393935

U. S. Securities and Exchange Commission

 Washington, D. C. 20549

FORM 10-KSB

AMENDMENT NO. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

 1934

For the fiscal year ended December 31, 2007

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 000-52524

MAP V ACQUISITION, INC.

 (Name of small business issuer as in its charter)

DELAWARE	43-2114545
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

43 West 33rd Street, Suite 600
New York, NY 10001
 (Address of principal executive offices)

(212) 695-7850
 (Issuer's telephone number)

Copies to:
Richard Friedman, Esq.
Jonathan R. Shechter, Esq.
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

As of April 1, 2008, there were 40 shares of our common stock held by non-affiliates. As of April 1, 2008, the registrant had outstanding 14,991,000 shares of its Common Stock, par value $0.001.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format YES [   ] NO [X]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (‘‘Amendment No. 1’’) amends the Annual Report for Map V Acquisition, Inc., filed on Form 10-KSB for the year ended December 31, 2007, as initially filed with the Securities and Exchange Commission on April 15, 2008 (the ‘‘Original Report’’).  The purpose of this Amendment No. 1 is to (i) amend the cover page; (ii) revise the Business disclosure to reflect the acquisition of Vanity Holding Group, Inc.; and (iii) correct certain other errors, including typographical errors and make certain stylistic changes to the Original Report.  Also, included is a currently dated Report of Independent Registered Public Accounting Firm.  In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

This Amendment No. 1 is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation. Except as stated herein, this Amendment No. 1 does not reflect events occurring after the date of the filing of the Original Report.

MAP V ACQUISITION, INC.
2007 ANNUAL REPORT ON FORM 10-KSB/A
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
15
Signatures

Certifications

 Forward Looking Statements

This report on Form 10-KSB/A and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

Map V Acquisition, Inc. (the “Company”) was incorporated on November 22, 2006, in the State of Delaware. As of the year ended December 31, 2007, our principal executive offices were located at 350 Fifth Avenue, Suite 2204 New York, New York 10118. As of the date of the filing of this annual report, our principal executive offices are located at 350 Fifth Avenue, Suite 2204 New York, New York 10118. Our telephone number is (212) 695-7850. We are qualified to do business in the State of New York. Our fiscal year-end is December 31. As described below in “Description of Vanity,” the Company was incorporated with the objective to acquire, or merge with an operating business.

Business

As of December 31, 2007 the Company, based on proposed business activities, was a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Registrant. Neither the Registrant nor any of its officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or  similar arrangements or from other sources;

(e) The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially, available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired

Recent Developments

On April 7, 2008, the Company entered into a Share Exchange Agreement (the “Agreement”) with Vanity Holding Group, Inc. (“Vanity”), a private company formed under the laws of Delaware, and the shareholders of Vanity (the “Vanity Shareholders”) pursuant to which the Company has agreed to acquire (the “Acquisition”), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of Vanity from the Vanity Shareholders. As consideration for the acquisition of the shares of Vanity, the Company has agreed to issue an aggregate of 12,997,000 shares of Common stock, $0.001 par value (the “Common Stock”) to the Vanity Shareholders. In connection with the Agreement, the Company intends to file a Certificate of Amendment with the Delaware Secretary of State changing its name from Map V Acquisition, Inc. to Vanity Events Holding, Inc.

Description of Vanity Holding Group, Inc.

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

Vanity is in the business of licensing and promotions though it’s group of touring swimsuit models, and intends to develop its business primarily through the expansion of its licensing agreements.  Vanity possesses an experienced management team, as is further described in the Management section.

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

Employees

As of December 31, 2007, we had no employees. As of February 29, 2008, and following the acquisition of Vanity Holding Group, Inc., we had 5 employees, and 3 independent contractors who provide sales and shipping services, support, and public relations.

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

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2007, the Company neither rented nor owned any properties. The Company utilized the office space and equipment of its officers and directors at no cost. Management estimated such amounts to be immaterial. The Company currently had no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

As of the date of the filing of this Amended 10-KSB, the Company operates out of leased property located at 43 West 33rd Street, Suite 600, New York, New York 10001. Our offices are 300 square feet and are leased for a 3 year term with rent of $1,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. We are currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

Quoting and Trading of our Common Stock

There is no established trading market for our common stock. We may seek to have a broker/dealer file an application with FINRA on our behalf to list and quote the shares of our common stock on the OTCBB maintained by FINRA.   There can be no assurance as to whether the application will be accepted or, if accepted, the prices at which our common stock will trade if a trading market develops, of which there can be no assurance. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock

Holders

As of December 31, 2007, there were six record holders of 2,500,000 shares of the Company's Common Stock. As of April 15, 2008, the approximate number of stockholders of record of the Common Stock of the Company was 40.

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

Revenues:

We did not generate any revenues for the years ended December 31, 2007 or December 31, 2006. Map V had $9,800 in operating expenses for the year ended December 31, 2007 as compared to $2,500 in operating expenses for the year ended December 31, 2006. The increase in operating expenses was primarily a result of professional fees.

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

Income Taxes

None.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of December 31, 2007	F-3

Statements of Operations for the year ended December 31, 2007 and for the period November 22, 2006 (inception) to
December 31, 2007	F-4

Statements of Stockholders’ Equity for the year ended December 31,
2007 and for the period November 22, 2006 (inception) to
December 31, 2007	F-5

Statements of Cash Flows for the year ended December 31, 2007 and for the period November 22, 2006 (inception) to
December 31, 2007	F-6

Notes to Financial Statements	F-7 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MAP V ACQUISITION, INC.

We have audited the balance sheet of MAP V ACQUISITION, INC. (a development stage company) as of December 31,2007, and the related statements of operations, changes in stockholders’ equity, and  cash flows for the year ended December 31, 2007 and for the period from November 22, 2006 (Date of Inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of MAP V ACQUISITION, INC.,as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from November 22, 2006 (Date of Inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America .

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred operating losses for the period November 22, 2006 (inception) to December 31, 2007, has no significant revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drakeford & Drakeford, LLC

Drakeford & Drakeford, LLC
New York, New York

February 28, 2008

MAP V ACQUISITION, INC.
( A Development Stage Company)
BALANCE SHEET

December 31, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	$0

Total long-term liabilities	0

STOCKHOLDERS’ EQUITY
Preferred stock authorized 10,000,000 shares, $.0001 par value
each. At December 31, 2007, there are no shares issued and outstanding	0
Common stock authorized 75,000,000 shares, $.0001 par value
each. At December 31, 2007, there are 2,500,000 shares issued
outstanding	250
Additional paid in capital	14,320
Deficit accumulated during the development stage	(14,570)

Total stockholders’ equity	0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$0

The accompanying notes are an integral part of these statements.

   MAP V ACQUISITION, INC.
( A Development Stage Company)
 STATEMENTS OF OPERATIONS

	For the year ended December 31, 2007	For the period November 22, 2006 to December 31, 2006	November 22, 2006, (inception) to December 31, 2007

Revenue	$0	$0	$0

Operating Expenses
Professional fees	9,800	2,500	12,300
Other costs	1,658	612	2,270

Total operating expenses	11,458	3,112	14,570

Net loss from operations	(11,458)	(3,112)	(14,570)

Other income (expenses)-interest	0	_0	0

Net loss	$(11,458)	$(3,112)	$(14,570)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.01)

Weighted average shares outstanding	2,500,000	2,500,000	2,500,000

The accompanying notes are an integral part of these statements

MAP V ACQUISITION, INC.
( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit Accumulated
	Common stock		Additional	During Development
	Shares	Amount	Paid in Capital	Stage	Total

Issuance of common stock for cash
on December 20, 2006	2,500,000	$250	$0	$0	$250

Net loss for the period November 22, 2006
to December 31, 2006				(3,112)	(3,112)

Balance at December 31,2006	2,500,000	250	0	(3,112)	(2,862)

Stock purchase agreement-See Note-1			14,320		14,320

Net loss for the year ended
December 31, 2007				(11,458)	(11,458)

Balance at December 31, 2007	2,500,000	$250	$14,320	$(14,570)	$0

The accompanying notes are an integral part of this statement.

MAP V ACQUISITION, INC.
( A Development Stage Company)

 STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2007	For the period November 22, 2006 to December 31, 2006	November 22, 2006, (inception) to December 31, 2007

OPERATING ACTIVITIES
Net loss	$(11,458)	$(3,112)	$(14,570)

Changes in operating assets and liabilities:
Accrued professional fees	(2,500)	2,500	0

Cash used by operating activities	(13,958)	(612)	(14,570)

FINANCIAL ACTIVITIES
Proceeds from loan payable-shareholder	0	1,263	1,263
Proceeds from stock purchase agreement	14,320	0	14,320
Payment on loan payable-shareholder	(1,263)	0	(1,263)
Issuance of common stock for cash	0	250	250

Cash provided by financing activities	13,057	1,513	14,570

NET INCREASE (DECREASE) IN CASH	(901)	901	0

CASH BALANCE BEGINNING OF PERIOD	901	0	0

CASH BALANCE END OF PERIOD	$0	$901	$0

Supplemental Disclosures of Cash Flow Information:
Interest	$0	$0	$0

The accompanying notes are an integral part of these statements.

MAP V ACQUISITION, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

MAP V Acquisition, Inc. (the “Company”) was incorporated in Delaware with the objective to acquire, or merge with an operating business. On December 20, 2006, the Company sold 2,500,000 shares of common stock for consideration of $250.

On December 27, 2007, the Company and each of the stockholders of the Company entered into a definitive stock purchase agreement with Highland Global Partners, Inc. The Company and each of the stockholders agreed to sell all of the 2,500,000 shares of common stock, representing 100% of the issued and outstanding capital stock of the Company, for an aggregate consideration of $30,000. The sale constituted a change in control of the Company.

The Company, based on its proposed business activities, is a “blank check” company. The Securities and Exchange Commission defines such a company as “a development stage company” that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issued ‘penny stock,’ as defined in Rule 3a 51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules, and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, desires to employ the Company’s funds in its business. The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry, or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company .

MAP V ACQUISITION, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2.	Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. During the period from November 22, 2006 (date of inception) to December 31, 2007, the Company had no cash equivalents.

3.	Recently Enacted Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material affect on the accompanying financial statements.

4.	Use of Estimates

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

5.   Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

NOTE B—GOING CONCERN

The Company is a development stage Company and has not commenced planned principal operations. The Company had no  revenues and has incurred losses of $14,570 for the period November 22, 2006 (inception) to December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

MAP V ACQUISITION, INC.
( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2007

NOTE E – COMMON STOCK ISSUANCES

On December 20, 2006 the Company sold 2,500,000 shares of its common stock to several accredited investors pursuant to a Private Placement Offering for consideration of $250.

See Note 1 for stock purchase agreement on December 27, 2007.

NOTE F - COMMITMENTS AND CONTINGENCIES

Lease agreements:

The Company currently operates out of leased property located at  25 Highland Boulevard, Dix Hills, New York 11746. The terms of the lease are month to month by a related party at a monthly lease cost of $-0-.

NOTE G – SUBSEQUENT EVENTS

On April 2, 2008, the Company entered into a Share Exchange Agreement with Vanity Holding Group, Inc. (“Vanity”), a private company formed under the laws of Delaware, pursuant to which the Company has agreed to acquire all of the outstanding shares of common stock of Vanity from the Vanity Shareholders. As consideration for the acquisition of the shares of Vanity, the Company has agreed to issue an aggregate of 12,497,000 shares of Common stock to the Vanity Shareholders. In connection with the Agreement, the Company intends to file a Certificate of Amendment with the Delaware Secretary of State changing its name from Map V Acquisition, Inc. to Vanity Events Holding, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB/A that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

Map V Acquisition, Inc.’s management is responsible for establishing and maintaining adequate control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Map’s management, including our principal executive and principal financial officers, Map conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2007 .

This evaluation does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s evaluation was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Frank Lazauskas                 President, Director, Founder

Frank Lazauskas has been a director since May 2007. He is also on the board of Spongetech Delivery systems as a director. Mr. Lazauskas is the founder and President of FJL Enterprises, Inc. and TNJ Enterprises, Inc. formed in 1999 and 1997, respectively, which own and operate eight Dominos Pizza Stores. He was elected a director of RM Enterprises International, Inc.  Mr. Lazauskas was a director of Azurel, Ltd. He received his B.A. in Mathematics from Central Connecticut State University in 1983.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of December 31, 2007, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
I. Steven Edelson (1) 3010 Floral Drive Northbrook Il, 60062	25,000	1%
Lawrence E. Koehler (2) 1856 Sunnyside Circle Northbrook, IL 60062	25,000	1%
C.A. Nathaniel Kramer 400 Park Avenue, Suite 1440 New York, NY 10022	25,000	1%
Michael A. Reinsdorf 695 Birch Road Glencoe, IL 60022	25,000	1%
Ronald M. Lambert (3) 1320 Edgewood Lane Northbrook, IL 60062	25,000	1%
SENK V LLC (4) 1372 Shermer Road Northbrook, IL 60062	2,375,000	95%
All Officers and Directors as a group (5 individuals)	125,000	5%
________

(1) Mr. I. Steven Edelson served as the Chairman and Director of the Company.

(2) Mr. Lawrence E. Koehler served as the Chief Financial Officer and Director of the Company.

(3) Mr. Ronald M. Lambert served as the President, Secretary and Director of the Company.

(4) Each of Messrs. Edelson, Koehler, Kramer, Reinsdorf and Lambert holds 20% of SENK V LLC.

The following table shows the number of shares beneficially owned as of April 15, 2008 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Michael Cohen	146,047	1%
Ronald Cosman	146,047	1%
Frank Lauzaskas	847,072	1%
Steven Moskowitz (1)	1,358,820	9%
Highland Global Partners, Inc.	2,500,000	17%
All executive officers and directors as a group (consisting of 4 individuals)	2,497,985	17%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of April 15, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 14,997,000 shares of common stock outstanding on April 15, 2008, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of April 15, 2008.

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

10.2
Share Exchange Agreement dated April 3, 2008 by and among Map V Acquisition, Inc., Vanity Holding Group, Inc. and each of the shareholders of Vanity Holding Group, Inc., incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on April 7, 2008.

23.1	Consent of Auditors regarding Map V.

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated by reference to the Company’s report on Form 10-SB, as filed with on March 26, 2007.
(2)	Incorporated by reference to the Company's current report on Form 8-K, as filed on January 3, 2008.
(3)	Incorporated by reference to the Company's current report on Form 8-K, as filed on April 3, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to us by our principal accountant, $11,500 for the periods indicated.

	2006	2007
Audit Fees	$--	$11,500
Audit Related Fees	--
Tax Fees	--
All Other Fees	--
Total	$--	$11,500

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

VANITY HOLDING GROUP, INC.

Date: May 27, 2008	By:	/s/ Steven Y. Moskowitz
Name: Steven Y. Moskowitz
Title: President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		DATE

/s/ Steven Y. Moskowitz	President (Principal Executive Officer	May 27, 2008
Steven Y. Moskowitz	and Principal Accounting Officer), Director