Form 10-Q
period 2008-06-30
Vanity Events Holding, Inc.
filed 2008-08-13
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-52435

VANITY EVENTS HOLDING, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	43-2114545
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

43 West 33 rd Street, Suite 600, New York, NY	10001
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company T

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of July 15, 2008, there were 15,989,094 outstanding shares of the Registrant's Common Stock, $.001 par value.

PART I. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)
BALANCE SHEETS

	Unaudited
ASSETS	June 30,	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$4,355	$4,825
Accounts receivable	23,514	0
Inventory	2,150	0

Total current assets	30,019	4,825

OTHER ASSETS
Trade mark	4,996	4,800
Photographs	44,422	44,422

Total other assets	49,418	49,222

TOTAL ASSETS	$79,437	$54,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$485	$0

Total current liabilities	485	0

LONG-TERM LIABILITIES
Loans payable-shareholders	144,428	53,428

Total long-term liabilities	144,428	53,428

STOCKHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares, $.0001 par value each. At June 30, 2008 and December 31, 2007 there are no
shares outstanding	0	0
Common stock authorized 100,000,000 shares, $.0001 par value each. At June 30, 2008 and December 31, 2007 there are
and 21,392,103 shares outstanding, respectively	2,139	2,139
Additional paid in capital	746,361	746,361
Deficit accumulated during the development stage	(813,976)	(747,881)

Total stockholders’ equity (defiency)	(65,476)	619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,437	$54,047

The accompanying notes are an integral part of these statements.

      VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

 STATEMENTS OF OPERATIONS
Unaudited

	For the six months ended		August 25, 2004, (inception)
	June 30, 2008	June 30, 2007	to June 30, 2008

Revenue	$29,376	$9,833	$160,132

Cost of Sales
Model and make-up cost	390	0	64,545

Total cost of sales	390	0	64,545

Gross profit	28,986	9,833	95,587

Operating Expenses
Salaries	1,407	20,315	66,868
Selling, general and administrative	93,674	13,489	844,289

Total operating expenses	95,081	33,804	911,157

Net loss from operations	(66,095)	(23,971)	(815,570)

Other income-interest	0	0	1,594

Net loss	$(66,095)	$(23,971)	$(813,976)

Basic and diluted loss per common share	$(.00)	$(.00)	$(.05)

Weighted average shares outstanding	21,392,103	21,292,103	15,625,270

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended
	June 30, 2008	June 30, 2007

Revenue	$5,588	$719

Cost of Sales
Model and make-up cost	45	0

Total cost of sales	45	0

Gross profit	5,543	719

Operating Expenses
Salaries	1,407	12,265
Selling, general and administrative	68,751	787

Total operating expenses	70,158	13,052

Net loss from operations	(64,615)	(12,333)

Other income (expenses)-interest	0	0

Net loss	$(64,615)	$(12,333)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	21,392,103	21,292,103

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

	Common stock		Additional	Deficit Accumulated During Development
	Shares	Amount	Paid in Capital	Stage	Total

Issuance of common stock for cash	1,000,000	$100	$0	$0	100

Net income- inception to December 31, 2004				6,803	6,803

Balance at December 31, 2004	1,000,000	100	0	6,803	6,903

Issuance of common stock for cash	16,698,103	1,670	229,730		231,400

Net loss for the year ended December 31, 2005				(95,868)	(95,868)

Balance at December 31, 2005	17,698,103	1,770	229,730	(89,065)	142,435

Issuance of common stock for cash	3,494,000	349	476,651		477,000

Net loss for the year ended December 31, 2006				(601,329)	(601,329)

Balance at December 31,2006	21,192,103	2,119	706,381	(690,394)	18,106

Issuance of common stock for cash	200,000	20	39,980		40,000

Net loss for the year ended
December 31, 2007				(57,487)	(57,487)

Balance at December 31, 2007	21,392,103	$2,139	$746,361	$(747,881)	$619

Net loss for the six months ended June 30, 2008				(66,095)	(66,095)

Balance at June 30, 2008 (Unaudited)	21,392,103	$2,139	$746,361	$(813,976)	$(65,476)

The accompanying notes are an integral part of this statement.

VANITY EVENTS HOLDING, INC.
   ( A Development Stage Company)

 STATEMENTS OF CASH FLOWS
Unaudited

	For the six	For the six	August 25,
	months ended	months ended	2004, (inception)
	June 30, 2008	June 30, 2007	to June 30, 2008

OPERATING ACTIVITIES
Net loss	$(66,095)	$(23,971)	$(813,976)

Changes in operating assets and liabilities:
Accounts receivable	(23,514)		(23,514)
Inventory	(2,150)		(2,150)
Prepaid rent	0		0
Loan receivable	0		0
Accounts payable and accrued expenses	485		485

Cash used by operating activities	(91,274)	(23,971)	(839,155)

INVESTING ACTIVITIES
Other assets	(196)	0	(49,418)

Cash used by investing activities	(196)	0	(49,418)

FINANCIAL ACTIVITIES
Proceeds from notes payable-shareholders,net	91,000	22,547	144,428
Issuance of common stock for cash	0	0	748,500

Cash provided by financing activities	91,000	22,547	892,928

NET INCREASE (DECREASE) IN CASH	(470)	(1,424)	4,355

CASH BALANCE BEGINNING OF PERIOD	4,825	4,503	0

CASH BALANCE END OF PERIOD	$4,355	$3,079	$4,355

Supplemental Disclosures of Cash Flow Information:
Interest	$0	$0	$0

The accompanying notes are an integral part of these statements

 VANITY EVENTS HOLDING, INC.

   ( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                    POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

VANITY EVENTS HOLDING, INC.   (the “Company”), was organized as a Delaware Corporation on August 25, 2004, and is in the business of licensing and promotions through its group of touring swimsuit models. The Company is a development stage entity that provides entertainment and attracts attention at events, including swimsuit competitions, calendar signings, and auto shows.

Basis of Presentation and Accounting Estimates

The accompanying interim unaudited  financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008, and the  results of operations for the six months ended June 30, 2008 and 2007, and August 25, 2004 (inception) to June 30, 2008 and cash flows for the six months ended June 30, 2008 and 2007 and August 25, 2004 (inception) to June 30, 2008.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-KSB.

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. During the period from August 25, 2004 (date of inception)thru June 30, 2008, the Company had no cash equivalents.

     VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.	Other Assets

Trade marks and photographs are stated at cost and are to be amortized  over their estimated useful lives.

The estimated service lives of  trade marks and photographs  are principally as follows:

Trade marks	10-15 years
Photographs	5- 7 years

As of June 30, 2008, the other assets have not been placed in use so there has not been any amortization expensed.

5.	Advertising Cost

Advertising cost are expensed as incurred. Advertising expense totaled $ 1,500 and $ 0   for the six months ended June 30, 2008 and 2007 and $ 14,662 from August 25, 2004 (date of inception)to June 30, 2008.

VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2008

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

VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2008

8.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

NOTE B—GOING CONCERN/DEVELOPMEMT STAGE ENTITY

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $813,976 for the period August 25, 2004 (inception) to June 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

     VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2008

NOTE D - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2007 and June 30, 2008.

NOTE E – RELATED PARTY TRANSACTIONS

The Company has two loans payable of $ 111,428 to RM Enterprises and $ 33,000 to a stockholder at June 30, 2008. The loans are non-interest bearing and are payable on demand.

The Company has no employment contracts in force as of June 30, 2008.

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

     VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

June 30, 2008

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

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements for licensing, logos and content images for the mobile phone, computers, apparel, cosmetic industries and other related products of Vanity Events Holding, Inc.

VANITY RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

Revenues for the six months ended June 30, 2008 were $ 29,376, compared to $ 9,833 for the six months ended June 30, 2007. The increase in revenues was primarily a result of additional trade shows.  Vanity had $95,081 in operating expenses for the six months ended June 30, 2008 as compared to $33,804 in operating expenses for the six months ended June 30, 2007. The increase in operating expenses was primarily a result of professional fees.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for professional fees and trade show expenses, accounting for a difference of $ 93,674, compared to $13,489 for the six months ended June 30, 2007.

Cost of Sales   were $390 for the six months ended June 30, 2008 as compared to $0 for the six months ended June 30, 2007.

Net Loss   was $66,095 for the period ended June 30, 2008, as compared to $23,971  for the period ended June 30, 2007.  The increase in net loss is principally attributable to professional fees and trade show expenses.

Liquidity and Capital Resources :

Cash Flows from Operating Activities.   For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. At June 30, 2008, Vanity had cash and cash equivalents of $4,355, as compared to cash and cash equivalents of $4,825 as of June 30, 2007.

Liabilities .. As of June 30, 2008, Vanity had total current liabilities of $485, as compared to $0 for the period ended June 30, 2007.  The difference in total current liability is primarily attributed to accounts payable and accrued expenses.

Off Balance Sheet Arrangements :

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Steve Moskowitz, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter ended June 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

DATE: August 13, 2008

VANITY EVENTS HOLDING, INC.

By:	/s/ Steven Y. Moskowitz
Steve Y. Moskowitz
President and Chief Executive Officer (principal executive officer)

By:	/s/ Steven Y. Moskowitz
Steven Y. Moskowitz
Principal financial and accounting officer