Form 10-Q
period 2008-09-30
Vanity Events Holding, Inc.
filed 2008-11-13
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-52435

VANITY EVENTS HOLDING, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	43-2114545
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

43 West 33 rd Street, Suite 600, New York, NY	100001
(Address of principal executive offices)	(Zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 31, 2008, there were 27,369,807  outstanding shares of the Registrant's Common Stock, $.0001 par value.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Financial Statements

Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	F-2

Statements of Operations for the nine months ended September 30, 2008 and 2007, and August 25, 2004 (inception) to September 30, 2008
(unaudited)	F-3

Statements of Operations for the three months ended September 30, 2008
and 2007 (unaudited)	F-4

Statement of Stockholders’ Equity for the period August 25, 2004
(inception) to September 30, 2008 (unaudited)	F-5

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and August 25, 2004 (inception) to September 30, 2008
(unaudited)	F-6

Notes to Financial Statements	F-7 - F-12

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)

BALANCE SHEETS
Unaudited

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,777	$4,825
Accounts receivable	23,514	0
Inventory	2,150	0

Total current assets	31,441	4,825

OTHER ASSETS
Trade mark	4,996	4,800
Photographs	44,422	44,422

Total other assets	49,418	49,222

TOTAL ASSETS	$80,859	$54,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$32,854	$0

Total current liabilities	32,854	0

LONG-TERM LIABILITIES
Loans payable-shareholders	245,939	53,428

Total long-term liabilities	245,939	53,428

STOCKHOLDERS’ EQUITY (DEFIENCY)
Preferred stock authorized 5,000,000 shares, $.0001 par value each. At September 30, 2008 and December 31, 2007 there are no
shares outstanding	0	0
Common stock authorized 100,000,000 shares, $.0001 par value each. At September 30, 2008 and December 31, 2007 there are
27,369,807 and 26,746,207 shares outstanding, respectively	2,736	2,674
Additional paid in capital	755,764	745,826
Deficit accumulated during the development stage	(956,434)	(747,881)

Total stockholders’ equity (defiency)	(197,934)	___619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,859	$54,047

The accompanying notes are an integral part of these statements.

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

 STATEMENTS OF OPERATIONS
Unaudite

	For the nine months ended		August 25, 2004, (inception) to
	September 30,		September 30,
	2008	2007	2008

Revenue	$53,015	$9,833	$183,771

Cost of Sales
Model and make-up cost	390	0	64,545

Gross profit	52,625	9,833	119,226

Operating Expenses
Salaries	42,140	20,315	107,601
Selling, general and administrative	219,038	16,480	969,653

Total operating expenses	261,178	36,795	1,077,254

Net loss from operations	(208,553)	(26,962)	(958,028)

Other income-interest	0	0	1,594

Net loss	$(208,553)	$(26,962)	$(956,434)

Basic and diluted loss per common share	$(.01)	$(.00)	$(.05)

Weighted average shares outstanding	26,815,496	26,523,934	21,244,559

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended
	September 30,
	2008	2007

Revenue	$23,639	$0

Operating Expenses
Salaries	40,733	0
Selling, general and administrative	125,364	2,991

Total operating expenses	166,097	2,991

Net loss from operations	(142,458)	(2,991)

Other income (expenses)-interest	0	0

Net loss	$(142,458)	$(2,991)

Basic and diluted loss per common share	$(.01)	$(.00)

Weighted average shares outstanding	26,954,075	26,746,207

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

				Deficit Accumulated
	Common stock		Additional	During Development
	Shares	Amount	Paid in Capital	Stage	Total

Issuance of common stock for cash	1,250,284	$125	$(25)	$0	100

Net income- inception to December 31, 2004				6,803	6,803
Balance at December 31, 2004	1,250,284	125	(25)	6,803	6,903

Issuance of common stock for cash	20,877,373	2,087	229,313		231,400

Net loss for the year ended December 31, 2005				(95,868)	(95,868)
Balance at December 31, 2005	22,127,657	2,212	229,288	(89,065)	142,435

Issuance of common stock for cash	4,368,493	437	476,563		477,000

Net loss for the year ended December 31, 2006				(601,329)	(601,329)
Balance at December 31,2006	26,496,150	2,649	705,851	(690,394)	18,106

Issuance of common stock for cash	250,057	25	39,975		40,000

Net loss for the year ended
December 31, 2007				(57,487)	(57,487)
Balance at December 31, 2007	26,746,207	2,674	745,826	(747,881)	619
Issuance of common stock for legal fees	623,605	62	9,938		10,000
Net loss for the nine months ended
September 30, 2008				(208,553)	(208,553)
Balance at September 30, 2008 (Unaudited)	27,369,807	$2,736	$755,764	$(956,434)	$(197,934)

The accompanying notes are an integral part of this statement.

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

STATEMENTS OF CASH FLOWS
Unaudited

			August 25,
	For the nine months ended September 30,		2004, (inception) to September 30,
	2008	2007	2008

OPERATING ACTIVITIES
Net loss	$(208,553)	$(26,962)	$(956,434)
Issuance of common shares for legal services	10,000		10,000
Changes in operating assets and liabilities:
Accounts receivable	(23,514)	0	(23,514)
Inventory	(2,150)	0	(2,150)
Prepaid rent	0	0	0
Loan receivable	0	0	0
Accounts payable and accrued expenses	32,854	0	32,854

Cash used by operating activities	(191,363)	(26,962)	(939,244)

INVESTING ACTIVITIES
Other assets	196)	0	(49,418)

Cash used by investing activities	(196)	0	(49,418)

FINANCIAL ACTIVITIES
Proceeds from notes payable-shareholders,net	192,511	22,547	245,939
Issuance of common stock for cash	0	0	748,500

Cash provided by financing activities	192,511	22,547	994,439

NET INCREASE (DECREASE) IN CASH	952	(4,415)	5,777

CASH BALANCE BEGINNING OF PERIOD	4,825	4,503	0

CASH BALANCE END OF PERIOD	$5,777	$88	$5,777

Supplemental Disclosures of Cash Flow Information:
Interest	$0	$0	$0

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.
   (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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

Basis of Presentation and Accounting Estimates

   The accompanying interim unaudited  financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008, and the  results of operations for the nine months ended September 30, 2008 and 2007, and August 25, 2004 (inception) to September 30, 2008 and cash flows for the nine months ended September 30, 2008 and 2007 and August 25, 2004 (inception) to September 30, 2008.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2007 Annual Report on Form 10-K.

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

     Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. During the period from August 25, 2004 (date of inception) thru September 30, 2008, the Company had no cash equivalents.

VANITY EVENTS HOLDING, INC.
   (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.	Other Assets

Trade marks and photographs are stated at cost and are to be amortized  over their estimated useful lives.

The estimated service lives of  trade marks and photographs  are principally as follows:

Trade marks	10-15 years
Photographs	5- 7 years

As of September 30, 2008, the other assets have not been placed in use so there has not been any amortization expensed.

5.	Advertising Cost

Advertising cost are expensed as incurred. Advertising expense totaled $ 1,000 and $ 0   for the nine months ended September 30, 2008 and 2007 and $ 14,662 from August 25, 2004 (date of inception) to September 30, 2008.

VANITY EVENTS HOLDING, INC.
   (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

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

VANITY EVENTS HOLDING, INC.
   (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

8.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

NOTE B—GOING CONCERN/DEVELOPMEMT STAGE ENTITY

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $946,434 for the period August 25, 2004 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

VANITY EVENTS HOLDING, INC.
   (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE D - INCOME TAXES

The Company  accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2007 and September 30, 2008.

NOTE E – RELATED PARTY TRANSACTIONS

The Company has loans payable of $ 246,439 to RM Enterprises  at September 30, 2008. The loans are non-interest bearing and are payable on demand.

The Company has no employment contracts in force as of September 30, 2008.

NOTE F – COMMON STOCK ISSUANCES

The following issued shares received a stock split as of September 26, 2008. See Note-G.

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

As of September 30, 2008, the Company issued 500,000 shares of common stock for legal services of $10,000 or for an average price of $ .02 per share.

VANITY EVENTS HOLDING, INC.
   (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2008

NOTE G-  STOCK  SPLIT

In September 2008, the Company declared and issued a stock split  whereby each stockholder of record would receive 1.71178 shares of common stock for every one share of common stock held as of September 26, 2008.

NOTE H - COMMITMENTS AND CONTINGENCIES

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

VANITY RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

Revenues for the nine months ended September 30, 2008 were $53,015, compared to $9,833 for the nine months ended September 30, 2007. The increase in revenues was primarily a result of increased licensing activity.  Vanity had $ 261,178 in operating expenses for the nine months ended September 30, 2008 as compared to $ 36,795 in operating expenses for the nine months ended September 30, 2007. The increase in operating expenses was primarily a result of increased consulting and professional fees.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for consulting and professional fees.  For the nine months ended September 30, 2008, SG & A was $ 219,038 compared to $ 16,480 for the nine months ended September 30, 2007.

Cost of Sales  were $390 for the nine months ended September 30, 2008 as compared to $0 for the nine months ended September 30, 2007.

Net Loss   was $208,553 for the period ended September 30, 2008, as compared to $ 26,962 for the period ended September 30, 2007.  The decrease in net loss is principally attributable to increased selling, general and administrative costs.

Liquidity and Capital Resources :

Cash Flows from Operating Activities.   For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of nine months or less. At September 30, 2008, Vanity had cash and cash equivalents of $5,777, as compared to cash and cash equivalents of $4,825 as of September 30, 2007. The difference in cash and cash equivalents is primarily attributed to shareholder notes payable in the current period ending September 30, 2008 versus $22,547 in proceeds in notes payable-shareholders-net in the prior year.

Liabilities .. As of September 30, 2008, Vanity had total current liabilities of $32,854, as compared to $ 0 for the period ended September 30, 2007.  The difference in total current liability is primarily attributed to accounts payable of $32,854 versus $0 in the prior year.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Steve Moskowitz, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter ended September 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

DATE: November 14, 2008

VANITY EVENTS HOLDING, INC.

By:	/s/ Steven Y. Moskowitz
Steve Y. Moskowitz
President and Chief Executive Officer (principal executive officer)

By:	/s/ Steven Y. Moskowitz
Steven Y. Moskowitz
Principal financial and accounting officer