Form 10-K
period 2008-12-31
Vanity Events Holding, Inc.
filed 2009-03-31
CIK 1393935

U. S. Securities and Exchange Commission

 Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

 1934

For the fiscal year ended: December 31, 2008

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _______________ to _______________

Commission File No.000-52524

VANITY EVENTS HOLDING, INC.

 (Name of small business issuer as in its charter)

DELAWARE	43-2114545
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

43 West 33 rd Street, Suite 600
New York, NY 10001
 (Address of principal executive offices)

(212) 695-7850
 (Issuer's telephone number)

Copies to:
Richard Friedman, Esq.
Jonathan R. Shechter, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 nd Floor
New York, NY 10006
(212) 930-9700

 (Former name and former address, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  _X_ Yes ___ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State Issuer's revenues for its most recent fiscal year: $62,356

As of December 31, 2008, the issuer had 27,369,807 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format YES [   ] NO [X]

VANITY EVENTS HOLDING, INC.
2008 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

Forward Looking Statements

This report on Form 10-K and other reports we file from time to time with the Securities and Exchange Commission (collectively the "Filings") contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. When used in the Filings the words "anticipate", "believe", "estimate", "expect", "future", "intend", "plan" or the negative of these terms and similar expressions as they relate to us or our management identify forward looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions and other factors (including the risks contained in the section of this report entitled "Risk Factors") relating to our industry and our operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

Vanity Events Holding, Inc. (“Vanity”) was incorporated as Map V Acquisition, Inc. on November 22, 2006, in the State of Delaware. Our principal executive offices are currently located at 350 Fifth Avenue, Suite 2204 New York, New York 10118. Our telephone number is (212) 695-7850. We are qualified to do business in the State of New York. Our fiscal year-end is December 31. As described below in “Description of Map V,” Map V was incorporated with the objective to acquire, or merge with an operating business. Going forward, Vanity will be engaged in the business as described below in the section titled “Description of Vanity.”

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

Employees

As of December 31, 2008, Vanity had 5 employees. The Company has 3 independent contractors who provide sales and shipping services, support, and public relations.

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

ITEM 1A: RISK FACTORS

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

ITEM 2. DESCRIPTION OF PROPERTY.

Vanity currently operates out of leased property located at 43 West 33 rd Street, Suite 600, New York, New York 10001. The Vanity offices are 300 square feet and are leased for a 3 year term with rent of $1,000 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES.

OTC Bulletin Board Considerations

The Company’s common stock is not currently traded on the Over the Counter Bulletin Board (“OTCBB”). To be quoted on the OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock. We have engaged an FINRA Market Maker to file our application on Form 211 with the FINRA, and as of the date of this prospectus, such filing has been made. The Company is currently in the process of securing FINRA approval, though no assurances can be made that FINRA will approve the Company’s application.

Holders

As of December 31, 2008, the approximate number of stockholders of record of the Common Stock of the Company was 40.

Dividend Policy

Effective September 26, 2008, the Board of Directors of the Vanity declared a stock dividend of 1.71178 shares of common stock for every 1 share of common stock held by shareholders of record at the close of business on September 26, 2008.

The Company has never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND FORWARD LOOKING INFORMATION.

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

Overview

Vanity began operations on August 25, 2004.  We are engaged in the business of licensing and promotions though our group of touring swimsuit models. We plan to focus our efforts on licensing and branding our trademarks. Vanity currently has 7 master licensing contracts. We have not generated any income since inception, and as of the fiscal year ended December 31, 2007 have incurred a net loss of $747,881.
We are currently focusing on licensing and branding our trademarks.

Results of Operations for the Fiscal Year ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

Revenues Vanity’s revenues for the year ended December 31, 2008 were $62,356, compares to $11,259 for the year ended December 31, 2007. The decrease in revenues was primarily a result of less activity of the Company. Vanity had $376,051 in operating expenses for the year ended December 31, 2008 as compared to $68,746 in operating expenses for the year ended December 31, 2007. The increase  in operating expenses was primarily a result of less activity of the Company.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for consulting and professional fees.  For the year ended December 31, 2008, SG&A was $376,051  compared to $68,746  for year ended December 31, 2007. The difference in SG&A is attributable to $307,305 .. Additional expenses included payroll of $92,652, Rent of $3,000, insurance of $31,781, office expenses of $41,967, trade and show expenses of $29,563  and legal and professional fees of $177,088.

Cost of Sales were $390  for the year ended December 31, 2008 as compared to $-0- for the year ended December 31, 2007.    The difference in Cost of Sales is attributable to cost of supplies related to the sales..

Net Loss   was $314,085  for the year ended December 31, 2008, as compared to $57,487 for the year ended December 31, 2007.  The increase in net loss is principally attributable to increased selling, general and administrative costs.

Liquidity and Capital Resources

Cash Flows from Operating Activities.   At December 31, 2008, Vanity had cash and cash equivalents of $801, as compared to cash and cash equivalents of $4,825 as of December 31, 2007.

Liabilities .. As of December 31, 2008, Vanity had total current liabilities of $41,736, as compared to $-0- for the period ended December 31, 2007.  The difference in total current liability is primarily attributed to a bank overdraft of $7,186 and accounts payable and accrued expenses of $34,550.

Off Balance Sheet Arrangements. None.

Results of Operations for the Fiscal Year ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

 Revenues We did not generate any revenues for the years ended December 31, 2007 or December 31, 2006. Map V had $9,800 in operating expenses for the year ended December 31, 2007 as compared to $2,500 in operating expenses for the year ended December 31, 2006. The increase in operating expenses was primarily a result of professional fees.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for consulting and professional fees.  For the year ended December 31, 2007, Selling, general and administrative expenses  were $68,746 compared to $613,553  for year ended December 31, 2006. The difference in SG&A is attributable to 544,807.

Cost of Sales were $-0-  for the year ended December 31, 2007as compared to $35,301 for the year ended December 31, 2006.    The difference in Cost of Sales is attributable to $35,301 relating to the costs of model's time aggregating $33,626 and $1,675 in makeup expenses for the year ended December 31, 2006.

Net Loss   was $57,487  for the year ended December 31, 2007, as compared to $601,329 for the year ended December 31, 2006.  The decrease in net loss is principally attributable to decreased selling, general and administrative costs.

Liquidity and Capital Resources

At December 31, 2007, Map V did not have cash or cash equivalents, nor did maintain any liabilities.

Liabilities .. As of December 31, 2007, Vanity had total current liabilities of $-0-, as compared to $-0-  for the period ended December 31, 2006.

Working capital  None.

Current Liabilities  None.

Off Balance Sheet Arrangements None.

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

Income Taxes

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

Balance Sheets as of December 31, 2008 and 2007 Statements of Operations for the years ended December 31, 2008 and 2007, and August 25, 2004 (inception) to December 31, 2008	F-2

Statement of Stockholders’ Equity for the period August 25, 2004 (inception) to December 31, 2008	F-4

Statements of Cash Flows for the years ended December 31, 2008 and 2007, and August 25, 2004 (inception) to December 31, 2008	F-5

Notes to Financial Statements	F-6-F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VANITY EVENTS HOLDING, INC.

We have audited the balance sheet of VANITY EVENTS HOLDING, INC. (a development stage company) as of December 31,2008, and the related statements of operations, changes in stockholders’ equity, and  cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of VANITY HOLDING GROUP, INC.,as of December 31, 2008 and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred operating losses for the period August 25, 2004 (inception) to December 31, 2008, has no significant revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drakeford & Drakeford, LLC

Drakeford & Drakeford, LLC
New York, New York

March 30, 2009

    VANITY EVENTS HOLDING, INC.
( A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$801	$4,825
Inventory	2,150	0

Total current assets	2,951	4,825

OTHER ASSETS
Trade mark	4,996	4,800
Photographs	44,422	44,422

Total other assets	49,418	49,222

TOTAL ASSETS	$52,369	$54,047

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$7,186
Accounts payable and accrued expenses	34,550	$0

Total current liabilities	41,736	0

LONG-TERM LIABILITIES
Loans payable-shareholders	314,099	53,428

Total long-term liabilities	314,099	53,428

STOCKHOLDERS’ EQUITY (DEFIENCY)
Preferred stock authorized 5,000,000 shares, $.0001 par value each. At September 30, 2008 and December 31, 2007 there are no
shares outstanding	0	0
Common stock authorized 100,000,000 shares, $.0001 par value each. At December 31, 2008 and 2007 there are
27,369,807 and 26,746,207 shares outstanding, respectively	2,736	2,674
Additional paid in capital	755,764	745,826
Deficit accumulated during the development stage	(1,061,966)	(747,881)

Total stockholders’ equity (defiency)	(303,466)	619

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,369	$54,047

The accompanying notes are an integral part of these statements.

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

 STATEMENTS OF OPERATIONS

			August 25,
	For the year ended December 31,		2004, (inception) to December 31,
	2008	2007	2008

Revenue	$62,356	$11,259	$193,112

Cost of Sales
Model and make-up cost	390	0	64,545

Gross profit	61,966	11,259	128,567

Operating Expenses
Salaries	92,652	7,786	158,113
Selling, general and administrative	283,399	60,960	1,034,014

Total operating expenses	376,051	68,746	1,192,127

Net loss from operations	(314,085)	(57,487)	(1,063,560)

Other income-interest	0	0	1,594

Net loss	$(314,085)	$(57,487)	$(1,061,966)

Basic and diluted loss per common share	$(.01)	$(.00)

Weighted average shares outstanding	26,815,496	26,523,934

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit Accumulated
				During
	Common stock		Additional	Development
	Shares	Amount	Paid in Capital	Stage	Total

Issuance of common stock for cash	1,250,284	$125	$(25)	$0	100

Net income- inception to December 31, 2004				6,803	6,803
Balance at December 31, 2004	1,250,284	125	(25)	6,803	6,903

Issuance of common stock for cash	20,877,373	2,087	229,313		231,400

Net loss for the year ended December 31, 2005				(95,868)	(95,868)
Balance at December 31, 2005	22,127,657	2,212	229,288	(89,065)	142,435

Issuance of common stock for cash	4,368,493	437	476,563		477,000

Net loss for the year ended December 31, 2006				(601,329)	(601,329)
Balance at December 31,2006	26,496,150	2,649	705,851	(690,394)	18,106

Issuance of common stock for cash	250,057	25	39,975		40,000

Net loss for the year ended
December 31, 2007				(57,487)	(57,487)
Balance at December 31, 2007	26,746,207	2,674	745,826	(747,881)	619
Issuance of common stock for legal fees	623,600	62	9,938		10,000
Net loss for the year ended
December 31, 2008				(314,085)	(314,085)
Balance at December 31, 2008	27,369,807	$2,736	$755,764	$(1,061,966)	$(303,466)

The accompanying notes are an integral part of this statement.

VANITY EVENTS HOLDING, INC.
   ( A Development Stage Company)

 STATEMENTS OF CASH FLOWS

			August 25,
	For the year ended		2004, (inception)
	December 31,		to December 31,
	2008	2007	2008
OPERATING ACTIVITIES
Net loss	$(314,085)	$(57,487)	$(1,061,966)
Issuance of common shares for legal services	10,000		10,000
Changes in operating assets and liabilities:
Inventory	(2,150)	0	(2,150)
Prepaid rent	0	0	0
Loan receivable	0	0	0
Accounts payable and accrued expenses	41,736	0	41,736

Cash used by operating activities	(264,499)	(57,487)	(1,012,380)

INVESTING ACTIVITIES
Security deposit	0	4,950	0
Other assets	(196)	(4,072)	(49,418)

Cash used by investing activities	(196)	878	(49,418)

FINANCIAL ACTIVITIES
Proceeds from notes payable-shareholders,net	260,671	16,931	314,099
Issuance of common stock for cash	0	40,000	748,500

Cash provided by financing activities	260,671	56,931	1,062,599

NET INCREASE (DECREASE) IN CASH	(4,024)	322	801

CASH BALANCE BEGINNING OF PERIOD	4,825	4,503	0

CASH BALANCE END OF PERIOD	$801	$4,825	$801

Supplemental Disclosures of Cash Flow Information:
Interest	$0	$0	$0

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.
   ( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

Basis of Presentation and Accounting Estimates

The accompanying financial statements have been prepared in accordance with Form 10-K instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2008, and the  results of operations for the years ended December 31, 2008 and 2007, and August 25, 2004 (inception) to December 31, 2008 and cash flows for the years ended December 31, 2008 and 2007 and August 25, 2004 (inception) to December 31, 2008.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. During the period from August 25, 2004 (date of inception) thru December 31, 2008, the Company had no cash equivalents.

VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.	Other Assets

Trade marks and photographs are stated at cost and are to be amortized  over their estimated useful lives.

The estimated service lives of  trade marks and photographs  are principally as follows:

Trade marks	10-15 years
Photographs	5- 7 years

As of December 31, 2008, the other assets have not been placed in use so there has not been any amortization expensed.

5.	Advertising Cost

Advertising cost are expensed as incurred. Advertising expense totaled $ 1,000 and $ 0   for the years ended December 31, 2008 and 2007 and $ 14,662 from August 25, 2004 (date of inception) to December 31, 2008.

VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

6.	Recently Enacted Accounting Standards

In July 2006, the FASB issued FIN 48, entitled Accounting for Uncertainty in Income Taxes. FIN 48 interprets the guidance in SFAS No. 109, entitled Accounting for Income Taxes. Through the interpretive guidance, the FASB clarifies the accounting for uncertainty in income taxes, provides recognition  and measurement guidance related to accounting for income taxes, and provides guidance related to classification and disclosure of income tax-related financial statement components. The Company does not believe that the adoption of FIN 48 has had a material impact, if any, on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement. The purpose of SFAS No. 157 is to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe that adoption of SFAS No. 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value

VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

Measurements. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" (hereafter "SFAS No. 141(R)"). This statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. It is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not believe that adoption of SFAS No. 141(R) will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 160 "Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company does not believe that adoption of SFAS No. 160 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 161"), changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 160 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material affect on the accompanying financial statements.

VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

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

NOTE B—GOING CONCERN/DEVELOPMEMT STAGE ENTITY

The Company is a development stage Company and has not commenced planned principal operations. The Company had revenues aggregating $193,112 and has incurred losses of $1,061,966 for the period August 25, 2004 (inception) to December 31, 2008 and negative working capital aggregating $38,785. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2008

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

 NOTE D - INCOME TAXES

The Company  accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2008 and 2007.

NOTE E – RELATED PARTY TRANSACTIONS

The Company has shareholder loans payable of $ 314,099  at December 31, 2008. The loans are non-interest bearing and are payable on demand.
The Company has no employment contracts in force as of December 31, 2008.

NOTE F – COMMON STOCK ISSUANCES

The following issued shares received a stock split as of December 31, 2008. See Note-G.

VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2008

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

As of September 30, 2008, the Company issued 623,600 shares of common stock for legal services of $10,000 or for an average price of $ .02 per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported, on April 7, 2008, Map V Acquisition, Inc. ("Map V" or the "Company") entered into a Share Exchange Agreement (the "Agreement") with Vanity Holding Group, Inc., a private company formed under the laws of Delaware, and the shareholders of Vanity Holding Group, Inc. (the "Vanity Shareholders") pursuant to which the Company has agreed to acquire (the "Acquisition"), subject to the satisfaction of the conditions to closing as outlined in the Agreement, all of the outstanding shares of common stock of Vanity from the Vanity Shareholders.

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

ITEM 9A. CONTROLS AND PROCEDURES.

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

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting .

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCES; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

Code of Ethics

The Board has not adopted a Code of Ethics .

ITEM 11. EXECUTIVE COMPENSATION.

Our executive officers have not received any compensation since the date of our incorporation, and we did not accrue any compensation.

Compensation of Directors

We do not compensate our directors for their time spent on our behalf.

Executive Employment Contracts

We do not have any written or oral employment agreements with any of our officers or directors.

Equity Compensation Plan Information as of December 31, 2008

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 15, 2009, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of March 15, 2009 there were 27,369,807 shares of our common stock outstanding.

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

The table also shows the number of shares beneficially owned as of March 15, 2009 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Michael Cohen	146,047	*
Ronald Cosman	146,047	*
Frank Lauzaskas	847,072	3.0%
Steven Moskowitz (2)	1,212,773	4.43%
Highland Global Partners, Inc.	2,500,000	9.13%

All executive officers and directors as a group (consisting of 4 individuals)	2,351,939	31.62%
* Represents less than 1%.
(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March15, 2009are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 27,369,807 shares of common stock outstanding on March15, 2009, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March15, 2009.

(2) Includes 1,051,537 shares beneficially owned by Mr. Moskowitz through the Mindy & Steven Moskowitz Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Drakeford & Drakeford, LLC has served as our independent auditors for the years ended December 31, 2008 and December 31, 2007.  For the year ended December 31, 2008, the fees for audit services totaled approximately $16,000 which included costs associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q and the Company’s statutory and regulatory filings.  For the year ended December 31, 2007, the fees for audit services totaled approximately $11,500.

ITEM 15. EXHIBITS

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

VANITY EVENTS HOLDING, INC.

March 31, 2009	By:	/s/ Steven Y. Moskowitz
Steven Y. Moskowitz
President, Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 11, 2008, on behalf of the registrant and in the capacities Indicated.

Signature	Title	Date

/s/ Steven Y. Moskowitz	Director, President, Chief Executive Officer and Principal Accounting and Financial Officer	March 31, 2009
Steven Moskowitz

/s/ Michael Cohen	Director	March 31, 2009
Michael Cohen

/s/ Frank Lazauskas	Director	March 31, 2009
Frank Lazauskas

/s/ Ronald Cosman	Director	March 31, 2009
Ronald Cosman