Form 10-K/A
period 2008-12-31
Vanity Events Holding, Inc.
filed 2009-04-14
CIK 1393935

U. S. Securities and Exchange Commission

 Washington, D. C. 20549

FORM 10-K/A

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

ITEM 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). The Company’s internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. The Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2008, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting .

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

VANITY EVENTS HOLDING, INC.

April 14, 2009	By:	/s/ Steven Y. Moskowitz
Steven Y. Moskowitz
President, Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 11, 2008, on behalf of the registrant and in the capacities Indicated.

Signature	Title	Date

/s/ Steven Y. Moskowitz	Director, President, Chief Executive Officer and Principal Accounting and Financial Officer	April 14, 2009
Steven Moskowitz

/s/ Michael Cohen	Director	April 14, 2009
Michael Cohen

/s/ Frank Lazauskas	Director	April 14, 2009
Frank Lazauskas

/s/ Ronald Cosman	Director	April 14, 2009
Ronald Cosman