Form 10-K/A
period 2008-12-31
Vanity Events Holding, Inc.
filed 2009-05-08
CIK 1393935

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

ITEM 9A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

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

Vanity’s management is responsible for establishing and maintaining adequate control over financial reporting for Vanity, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Vanity’s management, including our principal executive and principal financial officers, Vanity conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

VANITY EVENTS HOLDING, INC.

May 8, 2009	By:	/s/ Steven Y. Moskowitz
Steven Y. Moskowitz
President, Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 11, 2008, on behalf of the registrant and in the capacities Indicated.

Signature	Title	Date

/ s/ Steven Y. Moskowitz	Director, President, Chief Executive Officer and Principal Accounting and Financial Officer	May 8, 2009
Steven Moskowitz

/s/ Michael Cohen	Director	May 8, 2009
Michael Cohen

/s/ Frank Lazauskas	Director	May 8, 2009
Frank Lazauskas

/s/ Ronald Cosman	Director	May 8, 2009
Ronald Cosman