Form 10-Q
period 2009-03-31
Vanity Events Holding, Inc.
filed 2009-05-20
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company [X]

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of April 28, 2009, there were 27,369,807outstanding shares of the Registrant's Common Stock, $.0001 par value.

PART I

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

BALANCE SHEETS

	Unaudited March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$801	$ 801
Accounts receivable	23,514
Inventory	2,150	2,150
Total current assets	26,465	2,951

OTHER ASSETS
Trade mark	4,996	4,996
Photographs	44,422	44,422

Total other assets	49,418	$49,418

TOTAL ASSETS	$75,883	$52,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$24,247	$7,186
Accounts payable and accrued expenses	$35,610	34,550
Total current liabilities	59,857	41,736

Long term liabilities	458,512	314,099

STOCKHOLDERS’ EQUITY (DEFICEINCY)
Preferred stock authorized 5,000,000 shares, $.0001 par value
each. At March 31, 2009 and December 31, 2008, there are no shares outstanding	0	0
Common stock authorized 100,000,000 shares, $.0001 par value
each. At March 31, 2009 and December 31, 2008, there are 27,369,807 and 27,369,807 shares outstanding respectively	2,736	2,736
Additional paid in capital	755,764	755,764
Deficit accumulated during the development stage	(1,200,986)	(1,061,966)

Total stockholders’ equity (deficit)	(442,486)	(303,466)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$75,883	$52,369

The accompanying notes are an integral part of these statements.

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

 STATEMENTS OF OPERATIONS
Unaudited

			August 25,
	For the three months Ended		2004, (inception)
	March 31, March 31,		to March 31,
	2009	2008	2009

Revenue	$1,500	$23,788	$194,612

Cost of Sales
Model and make-up cost	-0-	345	64,545

Gross profit	1,500	23,443	130,067

Operating Expenses
Salaries	67,955	-0-	226,068
Selling, general and administrative	72,565	24,923	1,106,579

Total operating expenses	140,520	24,923	1,332,647

Net loss from operations	(139,020)	(1,480)	(1,202,580)

Other income (expenses)-interest	0	0	1,594

Net loss	$(139,020)	$(1,480)	$(1,200,986)

Basic and diluted loss per common share	$(.00)	$(.00)

Weighted average shares outstanding	27,369,809	21,392,103

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

 STATEMENTS OF CASH FLOWS
Unaudited

			August 25,
			2004, (inception)
	For the three months	For the three months	to March 31,
	March 31, 2009	March 31, 2008	2009
OPERATING ACTIVITIES
Net loss	$(139,020)	$(1,480)	$(1,200,986)
Fees paid with shares of common stock			10,000
Changes in operating assets and liabilities:

Accounts receivable	(23,514)	(22,999)	(23,514)
Inventory	0	0	(2,150)
Bank overdraft	17,061	0	24,247
Accounts payable and accrued expenses	1,060	21,144	35,610

Cash used by operating activities	(144,413)	(3,335)	(1,156,793)

INVESTING ACTIVITIES
Other asset			(49,418)

Cash used by investing activities			(49,418)

FINANCIAL ACTIVITIES
Proceeds from notes payable-shareholders, net	144,413		458,512
Issuance of common stock for cash			748,500

Cash provided by financing activities	144,413		1,207,012

NET INCREASE (DECREASE) IN CASH	-0-	(3,335)	801

CASH BALANCE BEGINNING OF PERIOD	801	4,825	0

CASH BALANCE END OF PERIOD	$801	$1,490	$801

Supplemental Disclosures of Cash Flow Information:
Interest	$0	$0	$0

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
Unaudited
NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Accounting Estimates

The accompanying financial statements have been prepared in accordance with Form 10-K instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2008, and the results of operations for the three months ended March 31, 2009   and 2008, and August 25, 2004 (inception) to March 31, 2009  and cash flows for the three months ended  March 31, 2009   and 2008 and August 25, 2004 (inception) to March 31, 2009  . These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. During the period from August 25, 2004 (date of inception) thru March 31, 2009  , the Company had no cash equivalents.

1. Nature of Operations/ Basis of Presentation

Trade marks and photographs are stated at cost and are to be amortized over their estimated useful lives. The estimated service lives of trade marks and photographs are principally as follows:

As of March 31, 2009  , the other assets have not been placed in use so there has not been any amortization expensed.

Advertising cost are expensed as incurred. Advertising expense totaled $ -0- and $-0- for the three months ended  March 31, 2009  and 2008 and $ 14,662 from August 25, 2004 (date of inception) to March 31, 2009  .

3. Cash Equivalents

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. During the period from August 25, 2004 (date of inception) thru March 31, 2009  , the Company had no cash equivalents

4. Other Assets

Trade marks 10-15 years
Photographs 5- 7 years

5.  Recently Enacted Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value  6. Recently Enacted Accounting Standards Measurements. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable allowance, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, deemed value of common stock for the purpose of determining stock based compensation, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company’s board of directors determines the fair market value of the Company’s common stock in the absence of a public market for these shares. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

6.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable allowance, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, deemed value of common stock for the purpose of determining stockbased compensation, and income taxes, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. The Company’s board of directors determines the fair market value of the Company’s common stock in the absence of a public market for these shares.

7.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

NOTE B—GOING CONCERN/DEVELOPMEMT STAGE ENTITY

The Company is a development stage Company and has not commenced planned principal operations. The Company had revenues aggregating $194,612 and has incurred losses of $1,200,986 for the period August 25, 2004 (inception) to March 31, 2009   and negative working capital aggregating $33,392. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

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

NOTE D - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at March 31, 2009  and  2008.

NOTE E – RELATED PARTY TRANSACTIONS

The Company has shareholder loans payable of $458,512  at March 31, 2009  . The loans are non-interest bearing and are payable on demand.

The Company has no employment contracts in force as of March 31, 2009  .

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

VANITY RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

Revenues for the three months ended March 31, 2009 were $1,500, compared to $23,788_for the three months ended March 31, 2008. The decrease in revenues was primarily a result of little activity.  Vanity had $140,520 in operating expenses for the three months ended March 31, 2009 as compared to $24,923 in operating expenses for the three months ended March 31, 2008. The increase in operating expenses was primarily a result of increased consulting and professional fees.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for consulting and professional fees.  For the three months ended March 31, 2009, SG & A was $72,565 compared to $24,923 for the three months ended March 31, 2008.

Cost of Sales   were $0 for the three months ended March 31, 2009 as compared to $345 for the three months ended March 31, 2008.

Net Loss was $139,020 for the period ended March 31, 2009, as compared to $1,480 for the period ended March 31, 2008.  The decrease in net loss is principally attributable to salaries and selling, general and administrative cost.

Liquidity and Capital Resources:

Cash Flows from Operating Activities.   For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. At March 31, 2009, Vanity had cash and cash equivalents of $801, as compared to cash and cash equivalents of $801as of March 31, 2008. The difference in cash and cash equivalents is primarily attributed to lack of business activity.

Liabilities. As of March 31, 2009, Vanity had total current liabilities of $59,857, as compared to $41,736 for the period ended March 31, 2008.  The difference in total current liability is primarily attributed to the bank overdrafts.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Steve Moskowitz, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2008 Quarter ended March 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

DATE: May 20, 2009

VANITY EVENTS HOLDING, INC.

By:	/s/ Steven Y. Moskowitz
Steve Y. Moskowitz
President and Chief Executive Officer (principal executive officer)

By:	/s/ Steven Y. Moskowitz
Steven Y. Moskowitz
Principal financial and accounting officer