Form 10-Q
period 2009-06-30
Vanity Events Holding, Inc.
filed 2009-08-14
CIK 1393935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of August 15, 2009, there were 27,369,807 outstanding shares of the Registrant's Common Stock, $.001 par value.

PART I. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
JUNE 30, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	F-2

Statements of Operations for the six months ended June 30, 2009 and 2008, and August 25, 2004 (inception) to June 30, 2009 (unaudited)	F-3

Statements of Operations for the three months ended June 30, 2009 and 2008 (unaudited)	F-4

Statement of Stockholders’ Equity for the period August 25, 2004 (inception) to June 30, 2009 (unaudited)	F-5

Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and August 25, 2004 (inception) to June 30, 2009 (unaudited)	F-6

Notes to Financial Statements	F-7 - F-12

VANITY EVENTS HOLDING, INC.
 ( A Development Stage Company)
BALANCE SHEETS
Unaudited

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,092	$801
Inventory	2,150	2,150
Prepaid expenses	41,269	0

Total current assets	44,511	2,951

OTHER ASSETS
Trade mark	4,996	4,996
Photographs	44,422	44,422

Total other assets	49,418	49,418

TOTAL ASSETS	$93,929	$52,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$0	$7,186
Accounts payable and accrued expenses	36,514	34,550

Total current liabilities	36,514	41,736

LONG-TERM LIABILITIES
Loans payable-shareholders	686,685	314,099

Total long-term liabilities	686,685	314,099

STOCKHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares, $.0001 par value each. At June 30, 2009 and December 31, 2008 there are no
shares outstanding	0	0
Common stock authorized 100,000,000 shares, $.0001 par value each. At June 30, 2009 and December 31, 2008 there are
and 27,369,807 shares outstanding, respectively	2,736	2,736
Additional paid in capital	755,764	755,764
Deficit accumulated during the development stage	(1,387,770)	(1,061,966)

Total stockholders’ equity (defiency)	(629,270)	(303,466)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,929	$52,369

The accompanying notes are an integral part of these statements.

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

 STATEMENTS OF OPERATIONS
Unaudited

			August 25,
	For the six months ended		2004, (inception)
	June 30, 2009	June 30, 2008	to June 30, 2009

Revenue	$1,592	$29,376	194,704

Cost of Sales
Model and make-up cost	0	390	64,545

Gross profit	1,592	28,986	130,159

Operating Expenses
Salaries	181,012	1,407	339,125
Selling, general and administrative	146,384	93,674	1,180,398

Total operating expenses	327,396	__95,081	1,519,523

Net loss from operations	(325,804)	(66,095)	(1,389,364)

Other income-interest	0	0	1,594

Net loss	$(325,804)	$(66,095)	$(1,387,770)

Basic and diluted loss per common share	$(.01)	$(.00)

Weighted average shares outstanding	27,369,807	21,392,103

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended
	June 30, 2009	June 30, 2008

Revenue	$92	$5,588

Cost of Sales
Model and make-up cost	0	45

Gross profit	92	5,543

Operating Expenses
Salaries	113,057	1,407
Selling, general and administrative	73,819	68,751

Total operating expenses	186,876	70,158

Net loss	$(186,784)	$(64,615)

Basic and diluted loss per common share	$(.01)	$(.00)

Weighted average shares outstanding	27,369,807	21,392,103

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
Unaudited

Common Stock		Additional	Deficit Accumulated During Development
Shares	Amount	Paid in Capital	Stage	Total

Issuance of common stock for cash	1,250,284	$125	$(25)	$0	100

Net income- inception to December 31, 2004				6,803	6,803
Balance at December 31, 2004	1,250,284	125	(25)	6,803	6,903

Issuance of common stock for cash	20,877,373	2,087	229,313		231,400

Net loss for the year ended December 31, 2005				(95,868)	(95,868)
Balance at December 31, 2005	22,127,657	2,212	229,288	(89,065)	142,435

Issuance of common stock for cash	4,368,493	437	476,563		477,000

Net loss for the year ended December 31, 2006				(601,329)	(601,329)
Balance at December 31,2006	26,496,150	2,649	705,851	(690,394)	18,106

Issuance of common stock for cash	250,057	25	39,975		40,000

Net loss for the year ended December 31, 2007				(57,487)	(57,487)
Balance at December 31, 2007	26,746,207	2,674	745,826	(747,881)	619

Issuance of common stock for legal fees	623,600	62	9,938		10,000

Net loss for the year ended December 31, 2008				(314,085)	(314,085)
Balance at December 31, 2008	27,369,807	2,736	755,764	(1,061,966)	(303,466)

Net loss for the six months ended
June 30, 2009				(325,804)	(325,804)
Balance at June 30, 2009 (Unaudited)	27,369,807	$2,736	$755,764	$(1,387,770)	$(629,270)

The accompanying notes are an integral part of this statement.

VANITY EVENTS HOLDING, INC.
( A Development Stage Company)

 STATEMENTS OF CASH FLOWS
Unaudited

	For the six months ended		August 25, 2004, (inception)
	June 30, 2009	June 30, 2008	to June 30, 2009
OPERATING ACTIVITIES
Net loss	$(325,804)	$(66,095)	$(1,387,770)
Issuance of common stock for legal services	0	0	10,000
Changes in operating assets and liabilities:
Accounts receivable	(23,514)	(23,514)	(23,514)
Inventory	0	(2,150)	(2,150)
Prepaid expenses	(41,269)	0	(41,269)
Bank overdraft	(7,186)	0	0
Accounts payable and accrued expenses	1,964	485	36,514

Cash used by operating activities	(395,809)	(91,274)	(1,408,189)

INVESTING ACTIVITIES
Other assets	0	(196)	(49,418)

Cash used by investing activities	0	(196)	(49,418)

FINANCING ACTIVITIES
Proceeds from loans payable-shareholders, net	396,100	91,000	710,199
Issuance of common stock for cash	0	0	748,500

Cash provided by financing activities	396,100	91,000	1,458,699

NET INCREASE (DECREASE) IN CASH	291	(470)	1,092

CASH BALANCE BEGINNING OF PERIOD	801	4,825	0

CASH BALANCE END OF PERIOD	$1,092	$4,355	$1,092

Supplemental Disclosures of Cash Flow Information:
Interest	$0	$0	$0

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.

   ( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

Basis of Presentation and Accounting Estimates
The accompanying interim unaudited  financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009, and the  results of operations for the six months ended June 30, 2009 and 2008, and August 25, 2004 (inception) to June 30, 2009 and cash flows for the six months ended June 30, 2009 and 2008 and August 25, 2004 (inception) to June 30, 2009.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

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

Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. During the period from August 25, 2004 (date of inception) thru June 30, 2009, the Company had no cash equivalents.

VANITY EVENTS HOLDING, INC.

   ( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

The estimated service lives of  trade marks and photographs  are principally as follows:

Trade marks                                       10-15 years
Photographs                                          5- 7 years

As of June 30, 2009, the other assets have not been placed in use so there has not been any amortization expensed.

5.	Advertising Cost

    Advertising cost are expensed as incurred. Advertising expense totaled $ 4,000 and $ 1,500   for the six months ended June 30, 2009 and 2008 and $ 18,662 from August 25, 2004 (date of inception) to June 30, 2009.

VANITY EVENTS HOLDING, INC.

   ( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

June 30, 2009

8.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

NOTE B—GOING CONCERN/DEVELOPMEMT STAGE ENTITY

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $1,387,770 for the period August 25, 2004 (inception) to June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

VANITY EVENTS HOLDING, INC.

   ( A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

NOTE D - INCOME TAXES

         The Company  accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2008 and June 30, 2009.

NOTE E – RELATED PARTY TRANSACTIONS

The Company has loans payable of $ 710,199 to shareholders at June 30, 2009. The loans are non-interest bearing and are payable on demand.
The Company has no employment contracts in force as of June 30, 2009.

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

June 30, 2009

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

VANITY RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

Revenues for the three months ended June 30, 2009 were $1,592, compared to $29,376 for the six months ended June 30, 2008. The decrease in revenues was primarily a result of little activity.  Vanity had $327,396 in operating expenses for the six months ended June 30, 2009 as compared to $95,081 in operating expenses for the six months ended June 30, 2008. The increase in operating expenses was primarily a result of increased consulting and professional fees.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for consulting and professional fees.  For the six months ended June 30, 2009, SG&A was $146,384 compared to $93,674 for the six months ended June 30, 2008.

Cost of Sales   were $0 for the six months ended June 30, 2009 as compared to $390 for the six months ended June 30, 2008.

 Net Loss was $325,804 for the six months ended June 30, 2009, as compared to $66,095 for the six months ended June 30, 2008.  The decrease in net loss is principally attributable to salaries and selling, general and administrative cost.

Liquidity and Capital Resources:

Cash Flows from Operating Activities.   For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. At June 30, 2009, Vanity had cash and cash equivalents of $1,092, as compared to cash and cash equivalents of $801 as of December 31, 2008. The difference in cash and cash equivalents is primarily attributed to lack of business activity.

Liabilities. As of June 30, 2009, Vanity had total current liabilities of $36,514, as compared to $485 for the period ended June 30, 2008.  The difference in total current liability is primarily attributed to monies due vendors.

Working Capital.  Working capital at June 30, 2009 is $7,997 as compared to a negative working capital at December 31, 2008 of $(38,785).

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

As a result of the reverse merger described in our current report on Form 8-K (“Form 8-K) filed with the SEC on April 7, 2008, the Company ceased to be a shell company and became involved in numerous expanding lines of business. The Company intends to establish a cleaning service division offering a full range of daily or weekly residential and commercial cleaning services for homes and businesses and to franchise the cleaning company at a national level. The Company also controls, develops, and promotes various consumer and commercial products which it intends to bring to market. In addition, the Company licenses images and promotes merchandise and events worldwide. The Company’s target markets for its licensing business include apparel and apparel accessories, cosmetics, mobile phones, computers, and the Internet.

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

DATE: August 14, 2009

VANITY EVENTS HOLDING, INC.

By:	/s/ Steven Y. Moskowitz
Steve Y. Moskowitz
President and Chief Executive Officer (principal executive officer)

By:	/s/ Steven Y. Moskowitz
Steven Y. Moskowitz
Principal financial and accounting officer