Form 10-Q/A
period 2009-06-30
Vanity Events Holding, Inc.
filed 2009-08-20
CIK 1393935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Revenues for the  six months ended June 30, 2009 were $1,592, compared to $29,376 for the six months ended June 30, 2008. The decrease in revenues was primarily a result of little activity.  Vanity had $327,396 in operating expenses for the six months ended June 30, 2009 as compared to $95,081 in operating expenses for the six months ended June 30, 2008. The increase in operating expenses was primarily a result of increased consulting and professional fees.

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

DATE: August 18, 200 9

VANITY EVENTS HOLDING, INC.

By:	/s/ Steven Y. Moskowitz
Steve Y. Moskowitz
President and Chief Executive Officer (principal executive officer)

By:	/s/ Steven Y. Moskowitz
Steven Y. Moskowitz
Principal financial and accounting officer