Form 10-Q
period 2009-09-30
Vanity Events Holding, Inc.
filed 2009-11-13
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Issuer's telephone number: (212) 695-9619

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of October 31, 2009, there were 35,999,807 outstanding shares of the Registrant's Common Stock, $.0001 par value.

VANITY EVENTS HOLDING, INC.

(A Development Stage Company)

September 30, 2009

PART I. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.

SEPTEMBER 30, 2009 QUARTERLY REPORT ON FORM 10-Q

VANITY EVENTS HOLDING, INC.

(A Development Stage Company)

September 30, 2009

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements

Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	F-2

Statements of Operations for the nine months ended September 30, 2009 and 2008, and August 25, 2004 (inception) to June 30, 2009 (unaudited)	F-3

Statements of Operations for the three months ended September 30, 2009 and 2008 (unaudited)	F-4

Statement of Stockholders’ Equity for the period August 25, 2004 (inception) to September 30, 2009 (unaudited)	F-5

Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and August 25, 2004 (inception) to June 30, 2009 (unaudited)	F-6

Notes to Financial Statements	F-7 - F-12

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)

BALANCE SHEETS
Unaudited

	September 30th, 2009	December 31st, 2008
CURRENT ASSETS
Cash and cash equivalents	$2,223,466	$801
Accounts Receivable	1,419	0
Inventory	48,754	2,150
Prepaid expenses	42,247	0

TOTAL CURRENT ASSETS	$2,315,886	$2,951

OTHER CURRENT ASSETS	$49,418	$49,418

FIXED ASSETS	117,622	0
TOTAL ASSETS	$2,482,926	$52,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	0	7,186
Accounts payable and accrued expenses	42,075	34,550
TOTAL CURRENT LIABILITIES	$42,075	$41,736

LONG-TERM LIABILITIES
Loans payable-shareholders	310,716	314,099
TOTAL LONG-TERM LIABILITIES	$310,716	$314,099

TOTAL LIABILITIES	$352,791	$355,835

STOCKHOLDERS’ EQUITY
Preferred stock authorized 5,000,000 shares, $.0001 par value
each. At September 30, 2009 and December 31, 2008 there are no shares outstanding	0	0
Common stock authorized 100,000,000 shares, $.0001 par value each. At September 30, 2009 and December 31, 2008 there are 35,999,807
and 27,369,807 shares outstanding, respectively	3,599	2,736
Additional paid in capital	2,912,401	755,764
Deposit for capital stock	900,000	0
Deficit accumulated during the development stage	(1,685,865)	(1,061,966)

TOTAL STOCKHOLDERS' EQUITY	$2,130,135	$(303,466)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$2,482,926	$52,369

The accompanying notes are an integral part of these statements.

VANITY EVENTS HOLDING, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS

Unaudited

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	August 25th, 2004 (inception) to September 30, 2009

REVENUE	5,540	53,015	$198,652

TOTAL COST OF GOODS	2,386	390	66,931

GROSS PROFIT	3,154	52,625	131,721

OPERATING EXPENSES
Salaries	244,446	42,140	538,528
Selling, general and administrative	403,356	219,038	1,437,370

TOTAL OPERATING EXPENSES	647,802	261,178	1,975,898

NET LOSS FROM OPERATIONS	(644,648)	(208,553)	(1,844,177)

OTHER INCOME - INTEREST	553	0	2,147

Adjustment to cash balance	20,196		20,196

Salary Reimbursement			135,969

NET LOSS	(623,899)	(208,553)	(1,685,865)

BASIC & DILUTED LOSS PER SHARE	(0.02)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	35,999,807	26,815,496

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

Unaudited

				Deficit Accumulated
				During
	Common Stock		Additional Paid-In Capital	Development
	Shares	Amount		Stage	Total
Issuance of common stock for cash	1,250,284	125	(25)	0	100

Net income - inception to December 31, 2004				6,803	6,803
Balance at December 31, 2004	1,250,284	125	(25)	6,803	6,903

Issuance of common stock for cash	20,877,373	2,087	229,313		231,400

Net loss for the year ended December 31, 2005				(95,868)	(95,868)
Balance at December 31, 2005	22,127,657	2,212	229,288	(89,065)	142,435

Issuance of common stock for cash	4,368,493	437	476,563		477,000

Net loss for the year ended December 31, 2006				(601,329)	(601,329)
Balance at December 31,2006	26,496,150	2,649	705,851	(690,394)	18,106

Issuance of common stock for cash	250,057	25	39,975		40,000

Net loss for the year ended December 31, 2007				(57,487)	(57,487)
Balance at December 31, 2007	26,746,207	2,674	745,826	(747,881)	619

Issuance of common stock for legal fees	623,600	62	9,938		10,000

Net loss for the year ended December 31, 2008				(314,085)	(314,085)
Balance at December 31, 2008	27,369,807	2,736	755,764	(1,061,966)	(303,466)

Issuance of common stock for cash	8,630,000	863	2,156,637		2,157,500
Deposit for Capital Stock				900,000	900,000
Net loss for the nine months ended September 30, 2009				(623,899)	(623,899)
Balance at September 30, 2009 (Unaudited)	35,999,807	3,599	2,912,401	(1,685,865)	2,130,135

The accompanying notes are an integral part of this statement.

VANITY EVENTS HOLDING, INC.

( A Development Stage Company)

 STATEMENTS OF CASH FLOWS

Unaudited

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	August 25th, 2004 (inception) to September 30, 2009

OPERATING ACTIVITIES
Net loss	(623,899)	(208,553)	(1,685,865)
Issuance of common stock for legal services	0	10,000	10,000
Changes in operating assets and liabilities:
Accounts receivable	(1,419)	(23,514)	(1,419)
Inventory	(46,604)	(2,150)	(48,754)
Prepaid expenses	(42,247)	0	(42,247)
Bank overdraft	(7,186)	0	0
Accounts payable and accrued expenses	7,525	32,854	41,760
Miscellaneous adjustment	(600)		(195)
CASH USED BY OPERATING ACTIVITIES	(714,430)	(191,363)	(1,726,720)

INVESTING ACTIVITIES
Fixed assets, software, and licenses	(67,622)	(196)	(117,040)
Other Investments	(50,000)	0	(50,000)
CASH USED BY INVESTING ACTIVITIES	(117,622)	(196)	(167,040)

FINANCING ACTIVITIES
Proceeds from loans payable-shareholders, net	(3,293)	192,511	310,716
Issuance of common stock for cash	3,057,500	0	3,806,000
CASH PROVIDED BY FINANCING ACTIVITIES	3,054,207	192,511	4,116,716

NET INCREASE (DECREASE) IN CASH	2,222,155	952	2,222,956

CASH BALANCE BEGINNING OF PERIOD	801	4,825	0

CASH BALANCE END OF PERIOD	2,222,956	5,777	2,222,956

Supplemental Disclosures of Cash Flow Information:
Interest	0	0	0

The accompanying notes are an integral part of these statements

VANITY EVENTS HOLDING, INC.
   (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Nature of Operations/ Basis of Presentation

Nature of Operations

VANITY EVENTS HOLDING, INC. (the “Company”), was organized as a Delaware Corporation on August 25, 2004, as a company focusing on licensing and promotions. In July 2009, the Company shifted its focus and established a cleaning company offering a full range of residential and commercial cleaning services. This company will be expanding its reach through national franchising. In addition, the Company is creating an online marketplace for upscale consumer products and services ranging from jewelry to party planners. The company also seeks out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.

Basis of Presentation and Accounting Estimates

   The accompanying interim unaudited  financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009, and the  results of operations for the nine months ended September 30, 2009 and 2008, and August 25, 2004 (inception) to September 30, 2009 and cash flows for the nine months ended September 30, 2009 and 2008 and August 25, 2004 (inception) to September 30, 2009.  These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently as those used in the preparation of the Company's 2008 Annual Report on Form 10-K.

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

     Investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. During the period from August 25, 2004 (date of inception) thru September 30, 2009, the Company had no cash equivalents.

F-6

VANITY EVENTS HOLDING, INC.
   (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE A – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

4.	Other Assets

Trademarks and photographs are included at cost and are to be amortized over their estimated useful lives.

The estimated service lives of trademarks and photographs are principally as follows:

Trademarks	10 – 15 years
Photographs	5 – 7 years

As of September 30, 2009, the other assets have not been placed in use so there has not been any amortization expensed.

5.	Advertising Cost

Advertising costs are expensed as incurred. Advertising expense totaled $ 54,068 and $ 1,000 for the nine months ended September 30, 2009 and 2008 and $ 68,730 from August 25, 2004 (date of inception) to September 30, 2009.

VANITY EVENTS HOLDING, INC.
   (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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
September 30, 2009

 8.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

NOTE B—GOING CONCERN/DEVELOPMEMT STAGE ENTITY

The Company is a development stage Company and has not commenced planned principal operations. The Company had no significant revenues and has incurred losses of $1,685,865 for the period August 25, 2004 (inception) to September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2009

NOTE D - INCOME TAXES

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carryforwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2008 and September 30, 2009.

NOTE E – RELATED PARTY TRANSACTIONS

The Company has loans payable of $ 310,716 to shareholders at September 30, 2009. The loans are non-interest bearing and are payable on demand.

The Company has no employment contracts in force as of September 30, 2009.

NOTE F – COMMON STOCK ISSUANCES

As of December 31, 2004, the Company sold an aggregate of 1,000,000 shares of common stock for an aggregate cash consideration of $100 or for an average price of $.0001 per share.

As of December 31, 2005, the Company sold an aggregate of 16,698,103 shares of common stock for an aggregate of $231,400 or for an average cost $.014 per share.

As of December 31, 2006, the Company sold an aggregate of 3,494,000 shares of common stock for an aggregate cash consideration of $477,000 or for an average price of $.14 per share.

As of December 31, 2007, the Company sold an aggregate of 200,000 shares of common stock for an aggregate cash consideration of $40,000 or for an average price of $.02 per share.

As of September 30, 2008, the Company issued 623,600 shares of common stock for legal services of $10,000 or for an average price of $.02 per share.

As of September 30, 2009, the Company sold an aggregate of 8,630,000 shares of common stock for an aggregate cash consideration of $2,157,500 or for an average price of $.25 per share.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

NOTE G - COMMITMENTS AND CONTINGENCIES

Lease agreements:

The Company currently operates out of leased property located at 43 West 33rd Street, Suite 600, New York, New York. The terms of the lease are month to month by a related party at a monthly lease cost of $5,750.

VANITY EVENTS HOLDING, INC.

(A Development Stage Company)

September 30, 2009

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-KSB for the fiscal year ended December 31, 2008. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

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

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements in regards to any products and services of Vanity Events Holding, Inc.

VANITY EVENTS HOLDING, INC.

(A Development Stage Company)

September 30, 2009

In July 2009, the Company seized an opportunity to utilize the America’s Cleaning Company™ trademark and, after careful research regarding the cleaning services industry, began developing a cleaning services division. In September 2009, this division of the Company began servicing both residential and commercial clients, and has seen business increase on a week-over-week basis. The cleaning services division has also developed what it believes will be a recognizable brand that will be used both for its services and for products which it intends and developing and/or licensing. The Company has also determined that the overall down market has created an environment that allows the Company to seek out inventors and product developers in order to license and bring to market various innovative products under the Company’s umbrella. The Company also intends on having the cleaning services division utilize all applicable household products within their division to create broader brand awareness. In addition, the company is establishing an online mall intending to offer upscale products and services such as jewelry and party planning from various vendors through this website. The Company intends on placing the cleaning services division prominently on this site as well. As of September 30, 2009, the Company has 22 employees.

VANITY RESULTS OF OPERATIONS

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Revenues for the nine months ended September 30, 2009 were $ 5,540 compared to $53,015for the nine months ended September 30, 2008. The decrease in revenues was primarily a result of decreased licensing activity.  Vanity had $647,802 in operating expenses for the nine months ended September 30, 2009 as compared to $ 261,178 in operating expenses for the nine months ended September 30, 2008. The increase in operating expenses was primarily a result of increased consulting and professional fees.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for insurance, advertising, and consulting and professional fees.  For the nine months ended September 30, 2009, SG&A was $ 403,356 compared to $ 219,038 for the nine months ended September 30, 2008.

Cost of Sales were $2,386 for the nine months ended September 30, 2009 as compared to $390 for the nine months ended September 30, 2008.

Net Loss was $623,899 for the period ended September 30, 2009, as compared to $ 208,553 for the period ended September 30, 2008. The increase in net loss is principally attributable to increased selling, general and administrative costs.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenues for the three months ended September 30, 2009 were $3,948 compared to $23,639 for the three months ended September 30, 2008. The decrease in revenues was primarily a result of decreased licensing activity.  Vanity had $320,406 in operating expenses for the three months ended September 30, 2009 as compared to $166,097 in operating expenses for the three months ended September 30, 2008. The increase in operating expenses was primarily a result of increased consulting and professional fees.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for insurance, advertising, and consulting and professional fees.  For the three months ended September 30, 2009, SG&A was $256,972 compared to $125,364 for the three months ended September 30, 2008.

Cost of Sales were $2,386 for the three months ended September 30, 2009 as compared to $0 for the three months ended September 30, 2008.

Net Loss was $557,804 for the period ended September 30, 2009, as compared to $142,458 for the period ended September 30, 2008. The increase in net loss is principally attributable to increased selling, general and administrative costs.

VANITY EVENTS HOLDING, INC.

(A Development Stage Company)

September 30, 2009

Liquidity and Capital Resources :

Cash Flows from Operating Activities.   For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of nine months or less. At September 30, 2009, Vanity had cash and cash equivalents of $2,222,956, as compared to cash and cash equivalents of $5,777 as of September 30, 2008. The difference in cash and cash equivalents is primarily attributed to proceeds from sale of stock.

Liabilities .. As of September 30, 2009, Vanity had total current liabilities of $42,075, as compared to $41,736 for the period ended September 30, 2008.

Off Balance Sheet Arrangements:

None.

VANITY EVENTS HOLDING, INC.

(A Development Stage Company)

September 30, 2009

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

VANITY EVENTS HOLDING, INC.

(A Development Stage Company)

September 30, 2009

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including Steve Moskowitz, the Company’s Chief Executive Officer (“CEO”) and Ezzie Goldish, the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

VANITY EVENTS HOLDING, INC.

(A Development Stage Company)

September 30, 2009

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the 2009 Quarter ended September 30, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2009 Quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2009, the Company closed a private placement of 4,000,000 shares of common stock (the “Securities”) to 11 accredited investors (the “Investors”) for aggregate gross proceeds of $1,000,000 pursuant to a Securities Purchase Agreement.

On September 17, 2009, the Company completed an initial closing of a private placement of 4,630,000 shares of common stock (the “Securities”) to 19 accredited investors (the “Investors”) for aggregate gross proceeds of $1,157,500 pursuant to a Securities Purchase Agreement.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the private placements of the above-referenced Securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the investors were accredited investors, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

VANITY EVENTS HOLDING, INC.

(A Development Stage Company)

September 30, 2009

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

DATE: November 13th, 2009.

VANITY EVENTS HOLDING, INC.

By:	/s/ Steven Y. Moskowitz
Steve Y. Moskowitz
President and Chief Executive Officer (principal executive officer)

By:	/s/ Ezzie Goldish
Ezzie Goldish
Principal financial and accounting officer