Form 10-K
period 2009-12-31
Vanity Events Holding, Inc.
filed 2010-04-19
CIK 1393935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-15751

VANITY EVENTS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2114545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43 West 33rd Street, Suite 600
New York, NY 10001
(Address of principal executive offices)

(212) 695-7850
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 Par Value Per Share

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐      No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer   ☐            Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No☑

As of December 31, 2009, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $ .25 was approximately $9,587,452. As of June 30, 2009 the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the closing price of the common stock as quoted on the National Association of Securities Dealers Inc. OTC Bulletin Board of $ .75 was approximately $20,527,355. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 31, 2010 was 52,739,807.

DOCUMENTS INCORPORATED BY REFERENCE – None

VANITY EVENTS HOLDING, INC.
2009 ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Corporate History

Vanity Events Holding, Inc. (“Vanity” or the “Company” or “We” or “Our”) was formerly known as and incorporated as Map V Acquisition, Inc. on November 22, 2006, in the State of Delaware. Our principal executive offices are currently located at 43 West 33rd Street, Suite 600, New York, NY, 10001. Our telephone number is (212) 695-9619. We are qualified to do business in the States of New York and New Jersey. Our fiscal year-end is December 31.

On April 2, 2008, the Company, formerly known as Map V Acquisition, Inc., a Delaware corporation entered into a Share Exchange Agreement with Vanity Holding Group, Inc. (“Vanity Group”) and Vanity Group’s then shareholders whereby we agreed to acquire all of the issued and outstanding shares of the common stock of Vanity Group.  As consideration for the acquisition of the shares of Vanity Group, the Company has agreed to issue an aggregate of 21,392,109 shares (with the 1.7118 to 1 share of stock split effect) of its common stock, $0.0001 par value (the “Common Stock”) to the Vanity Group Shareholders.  Upon consummation of the acquisition, Vanity Group became a wholly-owned subsidiary of the Company.  Subsequent to the completion of the reverse merger acquisition, we filed a Certificate of Amendment with the Delaware Secretary of State changing its name from Map V Acquisition, Inc. to Vanity Events Holding, Inc. (“Vanity” or the “Company”) in 2008.

The acquisition is accounted for as a “reverse merger”, since the stockholders of Vanity Group owned the majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse merger transaction is recorded as a recapitalization of Vanity Group pursuant to which Vanity Group is treated as the surviving and continuing entity although Vanity or the Company is the legal acquirer rather than a business combination.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical financial statements are those of Vanity Group.

Vanity is a holding company with expanding lines of business. Utilizing their licensed trademark of America’s Cleaning Company™, Vanity has now established a cleaning company offering residential and commercial cleaning services. This company intends to expand its reach through national franchising. In addition, the Company also seeks out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.

The Company’s wholly-owned subsidiaries include Vanity Events, Inc.; America’s Cleaning Company; and Vanity Licensing, Inc. For the fiscal year 2009, the only active subsidiary of the Company was Vanity Events, Inc. The Company's cleaning services were performed out of a division of Vanity Events, Inc. which used the name America's Cleaning CompanyTM. As of January 1, 2010, the Company shifted those services into its newly established subsidiary of America's Cleaning Company. For the fiscal year 2010, the Company will have separate sets of books for each subsidiary which will then be included for consolidation for our consolidated financial statements reporting purposes.  There was only one set of books, which was for our sole operating business, cleaning services business at December 31, 2009.

Services

America’s Cleaning Company™

America’s Cleaning Company™ is the Company’s flagship division which provides cleaning services to residential and commercial clients. Using Vanity’s brand-name, innovative, green products, America’s Cleaning Company are working to separate itself from its competitors with its new products, services, competitive pricing, and brand presence. That presence is being established through creative branding, strategic marketing, and a consumer-friendly mascot.

America’s Cleaning Company is also in the process of completing a prototypical model which will be franchised nationally. The Company has been and continues to work with consulting and service firms to determine and execute the best approaches to various aspect of the business. It has been working closely with a franchise consulting company, who have served as prime advisors in determining how best to establish a functional prototype which would then be used as a basis to create and sell to potential franchisees. America’s Cleaning Company has created a custom-built web-based franchise management system that serves its operational and franchise needs, allowing it to manage and run reports on everything from detailed job data to complete financial information, all of which integrates seamlessly with a customized version of accounting software. Every franchisee will be supplied with this software and the franchisor will be able to track all jobs, revenue, and royalties for each franchisee, allowing America’s Cleaning Company to learn from individual best practices and help communicate and apply those practices to every franchisee. In addition, the programs and information will be accessible from a smart phone device. This will allow field supervisors to have the job information at their fingertips, giving them the ability to address issues instantly and coordinate information in real-time with the home office.

Vanity Events, Inc.

Vanity Events, Inc. seeks out inventions, patents, and innovative products with the purpose of assisting the principles in developing and bringing those products to market. The product acquisition process is rigorous, including analyzing market research data, market trends, the ability of an individual product to significantly impact the market, and financial worthiness. To help further this, Vanity Events, Inc. has partnered with the United Inventors Association as a corporate sponsor, giving the Company the opportunity to reach and assist inventors in a wide range of fields, while at the same time allowing the Company the opportunity to establish itself as a leader in the field of innovation.

Our Market Opportunities

AMERICA’S CLEANING COMPANY – According to industry reports, the cleaning services industry generates approximately $100 billion in revenues annually, with historical growth of between 4% and 6% annually. Non-residential janitorial spaces in particular generate $30 billion in revenues annually, according to a descriptive memorandum written for Aetna Maintenance, Inc. (Winter 2010). Since 2008, there has been a large industry overhaul in the area of the “green” movement. The office, institutional and industrial markets are expected to remain the largest segments of the industry, generating over 50% of total industry revenues, with the residential sector accounting for close to 25% of total revenues.

VANITY EVENTS, INC. – The patent and licensing industries are quite broad, with opportunities available in a number of different areas. A company in this broadly defined market can do one or more of a number of different things, from outright product acquisition, to license agreements, to only handling sales and marketing of the product. There are also companies like Vanity, who function as full-service “end” product development companies, acquiring licensing rights and/or patents to established products, and helping to bring those products to market by finding cost-efficient manufacturing and distribution channels while developing branding and marketing for the product.

 Our Products

AMERICA’S CLEANING COMPANY – America’s Cleaning Company offers extensive, thorough cleaning services to residential and commercial consumers. Vanity has also laid significant groundwork to turn America’s Cleaning Company into a national franchise. In 2009, Vanity purchased state-of-the-art web-based franchise management computer software. This franchise management software will allow all franchisees to operate with a minimum amount of overhead, as it will manage their job scheduling, employee management, accounting, invoicing, payment receipts, tax preparation, and nearly all other typical management operations with minimal input. In addition, it will have a live sync with the franchise management of the Company itself, allowing the Company to help manage and oversee all franchisees and offer tips and suggestions relating to best practices while simultaneously allowing the Company to determine and solve any issues relating to a particular franchise. In addition, the Company utilizes proprietary, 100% natural “green” cleaning products which Vanity hopes to bring to market in the near future.

VANITY EVENTS, INC. – We intend to bring to market, both through traditional retail markets, and in addition to America’s Cleaning Company, proprietary, 100% natural “green” cleaning products under the name GreenLab.

The food products division has plans in place to sell a full line of 100% natural sorbet as well as frozen fruits grown and imported from Chile, and a full line of organic pastas – flavored and whole wheat – are planned as well.

We also own, and plan to bring to market, a line of scented bath items. “The Bible Scents,” as the product is known, which consists of six items, from soaps and lotions to candles and salts, each flavored with a scent of Biblical origin. Vanity continues to research end-stage products daily, opening contact with the inventors and rights-holders, and currently has 36 products in the “active” stage.

Our Strategy

AMERICA’S CLEANING COMPANY – After careful research of the existing cleaning service industry landscape, we determined there is a potential market for a well-branded, efficient, 21st century “green” cleaning company. Vanity started the operations of America’s Cleaning Company in the fall of 2009 in New York and, after establishing the brand and prototype, plans to use that recognition and operational experience to establish America’s Cleaning Company as a national franchise. The Company expects its web-based management software to allow it to run more efficiently and at lower cost than other similar franchises, while its branding will establish it above other companies in consumer recognition. In addition, the proprietary “green” cleaning products which the Company uses will help keep costs down in addition to allowing the Company to advertise itself as safer and better for consumers, which will give it an advantage over its competitors.

VANITY EVENTS, INC. – With the economic downturn in recent years, many inventors, patent-holders, and product designers find themselves with a product virtually ready to sell, but no capital to bring it to market. Vanity’s goal is to fill that void, acquiring innovative products and working with their current rights holders to bring products to market, sell, and distribute them. This involves, on Vanity’s end, a careful product selection process, staff in place to work on market research, financial analysis, and legal matters, and a sales and marketing team to strategize and put into effect plans for each Vanity product.

Sales and Marketing

AMERICA’S CLEANING COMPANY – America’s Cleaning Company has marketed itself in many ways to this point, with further plans moving forward. To date, the company has advertised in local newspapers, in free commuter newspapers, circulars geared towards specific neighborhoods and communities, fliers and brochures distributed to individuals and placed in buildings, as well as an online presence, including community-specific websites, message boards, and blogs. America’s Cleaning Company continues to look at strategic, creative ways to establish their brand presence, including transportation advertising, as well as other multimedia platforms.

The Company expects its web-based management platform, excellent branding, proprietary products, and lower overhead costs will strongly enhance its ability to compete within the cleaning franchising industry.

VANITY EVENTS, INC. – With its GreenLab product, Vanity hopes to reach many different retailers, including those who specialize in household cleaning products, in addition to actively seeking stores which specialize in selling “green” products. With its Bible Scents line, the Company has been actively communicating with Christian wholesalers and retailers, as the product is especially of interest to the religious demographic. The Company plans on marketing its organic pastas to health food stores before attempting to break into major supermarket chains. With other potential products, Vanity will look to use its established relationships with retailers in order to comprehensively market their products. Advertising and marketing will be handled on a product-by-product basis, with Vanity’s sales team, working in conjunction with several reputable marketing firms, deciding on the best approach for each product.

Competition

 AMERICA’S CLEANING COMPANY – In the janitorial services and sanitation industries, there are many cleaning service companies, most of which are small “mom and pop” operations. In the commercial service industry there is a large amount of competition, with some notable companies such as ABM Industries, Aramark, Jani-King, Unicco, GCA Services and ISS Facility Services. The residential cleaning services industry is made up primarily of independents and small franchises, such as Merry Maids, Molly Maids, The Maids, Maid Brigade, Royal Cleaning Service, and other similar companies. Most of the larger residential cleaning services have begun a limited move toward “green” cleaning, while there is a large variation in the commercial services industry as pertains to “green” cleaning, with some moving steadily toward it while others have not at all.

VANITY EVENTS, INC. – The licensing and patenting industries are vast, with different companies and firms focused on different aspects of the business. Venture capital firms are able to assist financially, but normally do not handle the licensing, nor the sales and marketing. Some companies operate simply as middlemen, acquiring patents from inventors then selling them to a company who can bring them to market. Some companies attempt to buy out inventors and their products in order to own those products and bring those products under their own umbrella. There seem to be fewer companies in the particular niche that Vanity is attempting to fill, which is licensing “end” products from inventors and small businesses and bringing it under its own brand.

Intellectual Property

AMERICA’S CLEANING COMPANY – America’s Cleaning Company currently has a royalty agreement with Spongetech Delivery Systems, Inc. to use the America’s Cleaning Company trademark. The company has applied to trademark its mascot with plans to use the image, colors, and mascot name – Anna C. Clean – as part of a national branding strategy.

VANITY EVENTS, INC. – Vanity Events, Inc. owns a number of various trademarks, licenses, logos, and registrations in addition to photographs.

Employees

As of December 31, 2009, Vanity had 36 employees. We consider our relationship with our employees to be good.

 ITEM 1A: RISK FACTORS

You should carefully consider the following risk factors and the other information included herein as well as the information included in other reports and filings made with the SEC before investing in our common stock.  The following factors, as well as other factors affecting our operating results and financial condition, could cause our actual future results and financial condition to differ materially from those projected. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm issued a report that was included in this annual report which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

The Company has reported a loss from operations of $1,548,781 for the year ended December 31, 2009 and a loss from operations of $314,085 for the year ended December 31, 2008.

The Company has suffered operating losses and negative cash flows from operations since inception and, at December 31, 2009, the Company had an accumulated deficit of $2,609,437. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to increase significantly our sales volume. Our possible success is dependent upon the successful development and marketing of our products and/or services, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel, marketing and promotions, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in continuing the growth of our company have been and will continue to be significant. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to continue our operations, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We may not be able to successfully obtain or protect our intellectual property rights, trademarks, copyrights and other intellectual property rights.

Potential trademarks, trade secrets, copyrights and other intellectual property rights may be important assets for us. Various events outside of our control pose a threat to our ability to obtain or protect intellectual property rights as well as to our products and services. Also, the efforts we have taken to obtain or protect our proprietary rights may not be sufficient or effective. Any significant impairment of our ability to obtain or protect our intellectual property rights could harm our business or our ability to compete. In addition, an increase in the unauthorized use of our future intellectual property could make it more expensive to do business and harm our operating results.

We may not be able to protect our intellectual property rights.

We believe that our trademarks and other proprietary rights are critical to our success, potential growth and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. Our actions to establish and protect our trademarks and other proprietary rights, however, may not prevent imitation of our products by others or prevent others from claiming violations of their trademarks and proprietary rights by us. Any infringement or related claims, even if not meritorious, may be costly and time consuming to litigate, may distract management from other tasks of operating the business and may result in the loss of significant financial and managerial resources, which could harm our business, financial condition or operating results.

We face significant competition from other cleaning companies which may cause significant difficulties in gaining market share.

We face formidable competition in every aspect of our business, and particularly from other companies that seek out cleaning services. Our competitors have a larger work-force, longer operating histories and more established relationships with customers. They can use their experience and resources against us in a variety of competitive ways. These companies may also have a greater ability to attract and retain users than we do because they operate within a more convenient location for their businesses. If our competitors are successful in providing similar or better service, we could experience a significant decline in the size of the Company’s network. Any such decline could negatively affect our operating results and financial condition.

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

Risks Relating to Our Common Stock

In recent years, the stock market in general has experienced periodic price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results. The market price of our common stock may fluctuate significantly.

The price of our common stock is quoted on the OTCBB and constantly changes. We expect that the market price of the common stock will continue to fluctuate. These fluctuations may result from a variety of factors, many of which are beyond our control. These factors include:

·	Quarterly variations in our financial results;
·	Operating results that vary from the expectations of management, securities analysts and investors;
·	Changes in expectations as to our business, prospects, financial condition, and results of operations;
·	Announcements by us or our competitors of material developments;
·	The operating and securities price performance of other companies that investors believe are comparable to us;
·	Future sales of our equity or equity-related securities;
·	Changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;
·	Departures of key personnel; and
·	Regulatory and intellectual property considerations.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If we are successful in establishing a trading market for our common stock, and if our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

If we fail to remain current in our SEC reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”), such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. There can be no assurance that in the future we will always be current in our SEC reporting requirements.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Currently, our common stock is trading below this threshold. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Authorization of Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. DESCRIPTION OF PROPERTY

Vanity currently operates out of a leased property located at 43 West 33rd Street, Suite 600, New York, New York 10001. The Vanity offices are 2,000 square feet and are leased for a 2-year term with rent of $5,250 per month. The lease is a sublet through a company in which one of our Officers is an Officer and Director. The Company pays the rent directly to the landlord as part of the agreement. The Company paid $45,628 and $0 in rent and utilities in 2009 and 2008, respectively.

As of March 1, 2010, the Company added a second location, which operates out of a leased property located in Flushing, NY. The terms of the lease, which was entered into with a related party, are month to month at a monthly lease cost of $700.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4.

Reserved.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol "VAEV".  The following table sets forth the range of high and low prices per share of our common stock for each period indicated.

	2009
	High	Low

First quarter	$-	$-
Second quarter	$3.50	$0.69
Third quarter	$2.25	$0.48
Fourth quarter	$1.70	$0.17

As of March 31, 2010, there were 68 holders of record of our common stock. Because brokers and other institutions hold many of the shares on behalf of shareholders, we are unable to determine the actual number of shareholders represented by these record holders.

Recent Issuances of Unregistered Stock

On November 23, 2009, Vanity Events Holding, Inc. closed a private placement of 2,350,000 shares of common stock (the “Securities”) to 5 accredited investors for aggregate gross proceeds of $650,000 pursuant to a Securities Purchase Agreement.

On September 17, 2009, Vanity Events Holding, Inc. completed an initial closing of a private placement of 4,630,000 shares of common stock (the “Securities”) to 19 accredited investors (the “Investors”) for aggregate gross proceeds of $1,157,500 pursuant to a Securities Purchase Agreement.

On September 1, 2009, Vanity Events Holding, Inc. closed a private placement of 4,000,000 shares of common stock (the “Securities”) to 11 accredited investors (the “Investors”) for aggregate gross proceeds of $1,000,000 pursuant to a Securities Purchase Agreement.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the private placement of the above-referenced Securities pursuant to Section 4(2) of the Act and/or Regulation D promulgated there under since, among other things, the transaction did not involve a public offering, the investors were accredited investors, the investors had access to information about us and their investment, the investors took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan

The Company has no equity compensation plan.

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND FORWARD LOOKING INFORMATION.

Forward Looking Statements

Some of the statements contained in this annual report that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this annual report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

·	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

·	Our ability to raise capital when needed and on acceptable terms and conditions;

·	The intensity of competition; and

·	General economic conditions.

All written and oral forward-looking statements made in connection with this annual report that is attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements for, America’s Cleaning Company offering a full range of residential and commercial cleaning services and Vanity seeking out, licensing, developing, promoting, and bringing to market various innovative consumer and commercial products.

Overview

Vanity Group was organized as a Delaware Corporation on August 25, 2004, headquartered in New York, New York, Vanity Events Holding, Inc. is a holding company with expanding lines of business. Utilizing their acquired trademark of America’s Cleaning Company™, Vanity has now established a cleaning company offering a full range of residential and commercial cleaning services. This company will be expanding its reach through national franchising. The Company also seeks out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.

Results of Operations for the Fiscal Year ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity Group began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

Revenues Vanity’s revenues for the year ended December 31, 2009 were $72,031, compared to $62,356 for the year ended December 31, 2008. The increase in revenues was primarily a result of increased sales activity of the Company.

Operating Expenses Vanity had $1,558,742 in operating expenses for the year ended December 31, 2009 as compared to $376,051 in operating expenses for the year ended December 31, 2008. The increase in operating expenses was primarily a result of payroll and other marketing activities, particularly research and advertising expenses related to developing the new lines of business.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for consulting and professional fees.  For the year ended December 31, 2009, SG&A was $897,259 compared to $283,399 for year ended December 31, 2008. The increase in SG&A is $613,860 and attributable primarily to consulting and professional fees.

Cost of Sales were $62,070 for the year ended December 31, 2009 as compared to $390 for the year ended December 31, 2008.  The increase in Cost of Sales is $61,680, attributable primarily to increased costs of sales necessary for the completion of the sale transactions.

Net Loss was $1,547,471 for the year ended December 31, 2009, as compared to $314,085 for the year ended December 31, 2008.  The increase in net loss is principally attributable to increased selling, general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2009, we had $1,363,993 of cash and cash equivalents as compared to $801 as of December 31, 2008.  The increase of $1,363,192 was due primarily to cash provided by financing activities.

Operating Activities For the year ended December 31, 2009, net cash used in operating activities was $1,426,045, primarily attributable to consulting and professional fees. Net cash used in operating activities for the year ended December 31, 2008 was $264,499, primarily attributable to an increase in SG&A costs.

Investing Activities For the year ended December 31, 2009, net cash used in investing activities was $83,435, primarily related to the purchase of fixed assets, software and licenses.  Net cash used in investing activities for the year ended December 31, 2008 was $196 primarily related to other acquiring of assets.

Financing Activities Net cash provided by financing activities for the year ended December 31, 2009 was $2,872,672 and was comprised of $3,057,500 from proceeds of sale of common stock, net of issuance costs, and offset by repayment of loans payables due to shareholders. Net cash provided by financing activities during the year ended December 31, 2008 was $260,671 and was comprised primarily of proceeds from loans payable due to shareholders, net.

CRITICAL ACCOUNTING ESTIMATES

Significant Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

General

The Company’s Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Financial Statements.

Going Concern

The financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Reverse Merger

The acquisition of Vanity Group was accounted for as a reverse merger whereby Vanity Group is identified as the acquiring entity for accounting purpose.  The reverse merger transaction is recorded as a recapitalization of Vanity Group pursuant to which Vanity Group is treated as the surviving and continuing entity although the Company is the legal acquirer rather than a business combination.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical financial statements are those of Vanity Group.

Revenue recognition

The Company recognizes revenue from product or services sales in accordance with ASC 605 “Revenue Recognition”.  Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists (through written sales documentation); (2) delivery has occurred (through delivery into customer’s tanks and acceptance); (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded, although we have not experienced any such items to date and do not expect any significant provisions in the future.  We have no discount, rebate or warranty programs. The Company defers any revenue for which the product or services has not been delivered / rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.  Payments received in advance are deferred until revenue recognition is appropriate.  We have no post-delivery obligations related to our products / services.

Impairment of Long-Lived Assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Income Taxes

The Company utilizes ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Effect of Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Vanity Events Holding, Inc.
New York, New York

We have audited the balance sheets of Vanity Events Holding, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vanity Events Holding, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York
April 15, 2010

VANITY EVENTS HOLDING, INC.
BALANCE SHEETS

	December 31, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$1,363,993	$801
Accounts receivable	49,133	-
Inventory	17,593	2,150
Prepaid expenses	10,143	-

TOTAL CURRENT ASSETS	1,440,862	2,951

OTHER ASSETS	4,996	49,418

PROPERTY AND EQUIPMENT	83,435	-
Less: Accumulated depreciation and amortization	(9,526)	-
PROPERTY AND EQUIPMENT, net	73,909	-

TOTAL ASSETS	$1,519,767	$52,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$7,186
Accounts payable and accrued expenses	183,933	34,550
TOTAL CURRENT LIABILITIES	183,933	41,736

LONG-TERM LIABILITIES
Loans payable-shareholders	129,271	314,099
TOTAL LONG-TERM LIABILITIES	129,271	314,099

TOTAL LIABILITIES	313,204	355,835

STOCKHOLDERS’ EQUITY
Preferred stock authorized 50,000,000 shares, $.0001 par value; None issued and outstanding.	-	-
Common stock authorized 350,000,000 shares, $.0001 par value; 38,349,807 and 27,369,807 shares issued and outstanding as of December 31, 2009 and 2008, respectively.	3,835	2,737
Additional paid in capital	3,562,165	755,763
Deposit for capital stock	250,000	-
Accumulated deficit	(2,609,437)	(1,061,966)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,206,563	(303,466)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,519,767	$52,369

The accompanying notes are an integral part of these financial statements.

VANITY EVENTS HOLDING, INC.
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008
REVENUE	$72,031	$62,356

TOTAL COST OF GOODS	62,070	390

GROSS PROFIT	9,961	61,966

OPERATING EXPENSES
Salaries	651,957	92,652
Selling, general and administrative	897,259	283,399
Depreciation and amortization	9,526	-
TOTAL OPERATING EXPENSES	1,558,742	376,051

LOSS FROM OPERATIONS	(1,548,781)	(314,085)

OTHER INCOME - INTEREST	1,310	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,547,471)	(314,085)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,547,471)	$(314,085)

BASIC & DILUTED LOSS PER SHARE	$(0.05)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	30,005,615	26,903,388

The accompanying notes are an integral part of these financial statements.

VANITY EVENTS HOLDING, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Deposit for Capital	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at January 1, 2008, adjusted for recapitalization	26,869,807	$2,687	$745,813	$-	$(747,881)	$619

Issuance of common stock for legal fees	500,000	50	9,950	-	-	10,000

Net loss for the year ended December 31, 2008					(314,085)	(314,085)
Balance at December 31, 2008	27,369,807	2,737	755,763	-	(1,061,966)	(303,466)

Issuance of common stock for cash	10,980,000	1,098	2,806,402	-	-	2,807,500
Deposit for Capital Stock				250,000	-	250,000
Net loss for the year ended December 31, 2009					(1,547,471)	(1,547,471)
Balance at December 31, 2009	38,349,807	$3,835	$3,562,165	$250,000	$(2,609,437)	$1,206,563

The accompanying notes are an integral part of these financial statements.

VANITY EVENTS HOLDING, INC.
 STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,547,471)	$(314,085)
Adjustments to reconcile net loss to net cash used in operating activities: Issuance of common shares for legal services	-	10,000
Impairment of other current assets	44,422	-
Depreciation and amortization	9,526	-
Changes in operating assets and liabilities:
Accounts receivable	(49,133)	-
Inventory	(15,443)	(2,150)
Prepaid expenses	(10,143)	-
Bank overdraft	(7,186)	-
Accounts payable and accrued expenses	149,383	41,736
NET CASH USED IN OPERATING ACTIVITIES	(1,426,045)	(264,499)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets, software, and licenses	(83,435)	-
Purchase of other assets	-	(196)
NET CASH USED IN INVESTING ACTIVITIES	(83,435)	(196)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) Proceeds from loans payable-shareholders, net	(184,828)	260,671
Proceeds from issuance of common stock	3,057,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,872,672	260,671

NET INCREASE (DECREASE) IN CASH	1,363,192	(4,024)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	801	4,825

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,363,993	$801

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for income tax:	$-	$-

Cash paid during the period for interest	$-	$-

The accompanying notes are an integral part of these financial statements ..

VANITY EVENTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY AND MANAGEMENT’S PLANS

Nature of Operations

VANITY EVENTS HOLDING, INC.  (the “Company” or “Vanity” or “We” or “Our”), was organized as a Delaware Corporation on August 25, 2004, and is a holding company with expanding lines of business. Utilizing their acquired trademark of America’s Cleaning Company™, Vanity has now established a cleaning company offering a full range of residential and commercial cleaning services as its only operating business at December 31, 2009.  This company intends to expand its reach through national franchising. In addition, the Company also seeks out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.

The Company’s wholly-owned subsidiaries include Vanity Events, Inc.; America’s Cleaning Company; and Vanity Licensing, Inc. For the fiscal year 2009, the only active subsidiary of the Company was Vanity Events, Inc. The Company's cleaning services were performed out of a division of Vanity Events, Inc. which used the name America's Cleaning CompanyTM.  There was only one set of books maintained at December 31, 2009, which was for our sole operating business, cleaning services business and the Company.

Reverse Merger

On April 2, 2008, the Company, formerly known as Map V Acquisition, Inc., a Delaware corporation entered into a Share Exchange Agreement with Vanity Holding Group, Inc. (“Vanity Group”) and Vanity Group’s then shareholders whereby we agreed to acquire all of the issued and outstanding shares of the common stock of Vanity Group.  As consideration for the acquisition of the shares of Vanity Group, the Company has agreed to issue an aggregate of 21,392,109 shares (with the 1.7118 to 1 share of stock split effect) of its common stock, $0.0001 par value (the “Common Stock”) to the Vanity Group Shareholders.  Upon consummation of the acquisition, Vanity Group became a wholly-owned subsidiary of the Company.  Subsequent to the completion of the reverse merger acquisition, we filed a Certificate of Amendment with the Delaware Secretary of State changing its name from Map V Acquisition, Inc. to Vanity Events Holding, Inc. (“Vanity” or the “Company”) in 2008.

The acquisition is accounted for as a “reverse merger”, since the stockholders of Vanity Group owned majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse merger transaction is recorded as a recapitalization of Vanity Group pursuant to which Vanity Group is treated as the surviving and continuing entity although Vanity or the Company is the legal acquirer rather than a business combination.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s historical financial statements are those of Vanity Group.

Effective with the reverse merger, all previously outstanding common stock owned by Vanity Group’s shareholders were exchanged for the Company’s common stock. The value of the Company’s common stock that was issued to Vanity Group’s shareholders was the historical cost of the Company’s net tangible assets, which did not differ materially from its fair value.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse merger as if the transaction had taken place as of the beginning of the earliest period presented.

Liquidity and Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had just fully commercialized its principal operations, cleaning services during 2009.  As shown in the accompanying financial statements, the Company incurred a loss from operations of $1,548,7811 and $314,085 for the years ended December 31, 2009 and 2008, respectively. Additionally, the Company had negative cash flows from operations since date of inception and has an accumulated deficit of $2,609,437 at December 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue from product or service sales in accordance with ASC 605 “Revenue Recognition”.  Four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists (through written sales documentation); (2) delivery has occurred (through delivery into customer’s tanks and acceptance); (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded, although we have not experienced any such items to date and do not expect any significant provisions in the future. We have no discount, rebate or warranty programs. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product or service has been delivered / rendered or no refund will be required. Payments received in advance are deferred until revenue recognition is appropriate. We have no post-delivery obligations or bill and hold related to our products / services.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Allowance for doubtful accounts of accounts receivable was $0 as of December 31, 2009 and 2008.

Cost of goods sold

Cost of sales includes cost of products or outsourced services, direct wages, other direct costs and shipping costs.

Impairment of Long-Lived Assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

VANITY EVENTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. As of December 31, 2009, the Company had $1,363,993 in cash and cash equivalents.

Other Assets

Trademarks are stated at cost and are to be amortized over their estimated useful lives.

The estimated service lives of trademarks and photographs are principally as follows:

Trademarks	10-15 years

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

Income Taxes

The Company accounts for income taxes using the asset and liability method described in Accounting Standard Codification 740 (“ASC 740”) the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred income tax asset for the effect of net operating loss carry forwards. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance at December 31, 2009 and 2008.

Recent Accounting Pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

VANITY EVENTS HOLDING, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2009 and 2008

NOTE 3 – INVENTORY

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of December 31, 2009 and 2008 consist of the following.

	2009	2008
Goods Available for Sale	$17,593	$2,150

NOTE 4 – PROPERTY AND EQUIPMENT

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of property, plant and equipment are as follows:

Leasehold improvements	3 to 7 years
Furniture and fixtures	4 to 7 years
Computers, telephones, software and equipment	3 to 7 years
Automobiles	5 to 7 years

We evaluate the carrying value of items of property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of an item of property, plant and equipment is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. We measure impairment based on the amount by which the carrying value of the respective asset exceeds its fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

	December 31, 2009	December 31, 2008
Furniture and fixtures	$9,064	$-
Telephone equipment	$3,739	-
Computers and equipment	$49,228	-
Software	$10,396	-
Automobiles	$11,009	-
Total Cost Basis	$83,435	$-
Accumulated depreciation and amortization	$(9,526)	-
Property and Equipment, net	$73,909	$-

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has shareholder loans payable of $ 129,271 at December 31, 2009 and $314,099 as of December 31, 2008. The loans are non-interest bearing.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.0001 per share, of which there were none issued and outstanding at December 31, 2009.

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, with par value of $0.0001 per share.  As of December 31, 2009 and 2008, there were 38,349,807 and 27,369,807 shares of common stock issued and outstanding, respectively.

On September 26, 2008, the Company affected a 1.7118 for 1 stock split of its issued and outstanding share of common stock with par value of $.0001 per share. All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the stock split.

The Company issued 21,392,109 shares of its common stock to Vanity Group’s shareholders in acquiring Vanity Group. Accordingly, as a recapitalization, there were 26,869,807 shares issued and outstanding of which 5,477,698 shares issued and outstanding were retained for shareholders prior to reverse merger.

The Company issued 500,000 shares of its common stock for legal services of $10,000 or for an average price of $0.02 per share.

In 2009, the Company sold an aggregate of 10,980,000 shares of its common stock for an aggregate cash consideration of $2,807,500 or for an average price of $0.256 per shares per share.

Deposit for Capital Stock

The Company received $250,000 in September 2009 as deposit for common stock issuance agreements entered with certain investors subsequent to December 31, 2009 for 1,000,000 shares of its common stock issued in March 2010.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease agreements:

The Company currently operates out of leased property located at 43 West 33rd Street, Suite 600, New York, New York. The terms of the lease are a two year term from a related party at a monthly lease cost of $ 5,250. The lease is a sublet through a company in which one of our Officers is an Officer and Director. The Company pays the rent directly to the landlord as part of the agreement. The Company paid $45,628 and $0 in rent and utilities in 2009 and 2008, respectively.

As of March 1, 2010, the Company added a second location, which operates out of a leased property located in Flushing, NY. The terms of the lease are month to month at a monthly lease cost of $ 700.

NOTE 8 – SUBSEQUENT EVENTS

Since January 1, 2010, the Company has entered consulting and public relations agreements with several firms. The Company engaged the consulting firms Green Eagle Corporation, Satellite Advisors Group LLC, and Greenstamp Capital LLC, and issued 1,000,000 shares of common stock to each for their services. In addition, various investor relations firms have been working to market the company, and 7,890,000 shares in total have been issued to 6 different entities. In addition, the legal firm Sichenzia Ross Friedman Ference LLP was issued 500,000 shares in exchange for legal services.

In March 2010, the Company issued 1,000,000 shares of its common stock in connection with a private placement for fund received in September 2009, and is presented as a deposit for capital stock of $250,000 in December 31, 2009’s financial statements.

In March 2010, the Company closed a private placement of 1,000,000 shares of common stock to 2 accredited investors pursuant to a Securities Purchase Agreement.

On January 19, 2010, the Company issued 250,000 shares of its common stock to each of its board members, in the aggregate of 1,000,000 shares. The Board at the time of issuance included Steven Y. Moskowitz, Eliezer Goldish, Samuel Wolf, and Ronald Cosman.

On February 12, the board of directors elected Jerry McDonough as a director of the company.

During the course of finalizing our December 31, 2009 financial statements, we discovered the incorrect inclusion of certain expenses in our 2009’s prior quarterly financial statements included in the prior Form 10Q filed with the SEC.  The Company reversed out total of $260,820 expenses that were incurred from January 1, 2009 through June 30, 2009 on behalf of another company, but were recorded as the Company’s expenses erroneously.  These errors were included as expenses on the Company’s prior quarterly financial statements throughout 2009 until such time as the Company became aware of the errors and had correctly reversed the expenses out subsequently.

Management is in the process of finalizing the corrections to each respective quarterly financial statements to be amended when finalized.

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

On July 15, 2009, the Company dismissed Drakeford as the Company’s independent registered public accounting firm. The Board’s decision to dismiss Drakeford was based upon the revocation of the registration of Drakeford by the Public Company Accounting Oversight Board. As a result of this, the successor firm has to re-audit the 2008 balances.

On July 30, 2009, the Company engaged Paula S. Morelli CPA P.C. (“Morelli”) as its independent registered public accounting firm. The engagement of Morelli was approved by the Company’s Board of Directors on July 17, 2009.

On February 8, 2010, Vanity Events Holding, Inc. (the “Company”) dismissed Paula S. Morelli, CPA PC (“Morelli”) as the Company’s independent registered public accounting firm. The Company's decision was approved by its Board of Directors.

On February 3, 2010, the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal years ended December 31, 2009. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on February 3, 2010.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer), does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON AND CORPORATE GOVERNANCES; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our Directors and Executive officers are:

Name	Age	Position
Steven Moskowitz	45	Chief Executive Officer, President and Director

Ezzie Goldish	26	Chief Financial Officer, Director

Samuel Wolf	44	Chief Operating Officer, Director

Ronald Cosman	60	Director

Jerry McDonough (i)	59	Director

(i) Mr. McDonough was elected to serve as a Director on February 12, 2010.

Executive Officers and Directors

Steven Moskowitz	Chief Executive Officer, President, and Director

Steven Moskowitz has been working for Vanity Holding Group, Inc. as President, CEO, and Director since May 2007. Mr. Moskowitz currently serves as the COO and Chief Financial Officer of Spongetech Delivery Systems, Inc. Since January 2008, Mr. Moskowitz has been serving as President, CEO and Director of Map IV Acquisition, Inc. and Map VI Acquisition, Inc. He has served as a director of RM Enterprises International, Inc. since April 2001 and as its Secretary since March 2, 2004. He has been a director of Western Power and equipment Corp. (OTCBB) since February 11, 2003. Mr. Moskowitz was a director and CEO of Azurel, Ltd (OTCBB and subsequently Pink Sheet) from October 31, 2002 to October 10, 2003. He rejoined Azurel from May1, 2004 through July 26, 2004 as CEO and President. On July 25, 2005, he was elected as CEO and President of Azurel. He has been director of Tiburon Capital group, a privately held holding corporation, and since May 2000, he has served as Vice President of ERC Corp., a privately held marketing consultant. He served as vice President, Marketing and Business Development for H.W. Carter & Sons, a distributor of children’s clothing, from 1987 to 2002. He was President of the H.W. Carter & Sons division of Evolutions, Inc. from 1996 to1997. Mr. Moskowitz served in various capacities at Smart Style Industries, a manufacturer and distributor of children’s apparel, from 1986 to 1987 from sales assistant to Vice president Sales and Marketing. He received his B.S. in Management from Touro College in 1986.

Ezzie Goldish	Chief Financial Officer, Director

Mr. Goldish served as an auditor for RSM McGladrey, Inc. from September 2006 through July 2008, where he was primarily responsible for the portfolio evaluation of two of the group’s largest clients with $15 Billion and $6 Billion under management, respectively. Prior to that, from 2003 until 2006 Mr. Goldish studied at the Lander College for Men (an Honors Division of Touro College) on a full academic scholarship where he majored in Accounting. While studying at Lander College, Mr. Goldish founded and served as Vice-President of the Lander Accounting Club, and edited and wrote for the Lander Chronicle. Mr. Goldish continues to serve as the Founder of the Jewish Economics Survey, where he conducts surveys of the Orthodox Jewish Community, as well as Vice Chairman of the Lander College Alumni Association, of which he has been a member since September 2008.

Samuel Wolf	Chief Operating Officer, Director

Mr. Wolf has been employed as a sales associate and office manager at Fairmont Insurance Brokers Ltd. since July 1988. In July 2003, Mr. Wolf was promoted to Vice President of Sales & Marketing where he has been actively involved in growing the Agency’s premiums to $85,000,000 as well as building an extensive personal book of business. He was also in charge of recruitment and training of sales people for the company. Mr. Wolf has served as a Board Member in various charities and is presently a Board Member of a private High School in Long Island. He was promoted to Chief Operating Officer on April 13, 2010.

Ronald Cosman	Director

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

Jerry McDonough	Director

Mr. McDonough retired from his position as a Vice President of UPS in March 2006 after 35 years with the company. He successfully oversaw significant growth in every UPS district he managed, and attained prominent service levels for the West Long Island district in one of his most recent positions. Mr. McDonough's distinguished career at UPS was marked by continual advancement in management positions and significant achievements in the areas of service, quality, safety, performance, operating ratio and internal opinion surveys. Since February 2007 he served as Chief of Operations at Eagle Rock Group where he served until March 2009 and later as a Vice President of Benjamin Enterprises from April 2009 until November 2009.

DIRECTOR INDEPENDENCE

The following information concerning director independence is based on the director independence standards of The NASDAQ Stock Market Corporate Governance Rules.

Ronald Cosman and Jerry McDonough are independent directors within The NASDAQ Stock Market's director independence standards. Steven Moskowitz, Sam Wolf, and Ezzie Goldish are not independent directors. In determining independence, the Board reviews and seeks to determine whether directors have any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board reviews business, professional, charitable and familial relationships of the directors in determining independence. The Board has not designated a separate compensation or nominating committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation paid to our principal executive officer, principal financial officer, and our principal operating officer:

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
Name and principal position
	Year	($)	($)	($)	($)	($)	($)	($)	($)

Steven Y. Moskowitz,	2009	-	-	-	-	-	-	-	-
Chief Executive Officer (1)(4)	2008	-	-	-	-	-	-	-	-

Ezzie Goldish,	2009	39,654	-	-	-	-	-	-	39,654
Chief Financial Officer (2)(4)	2008	-	-	-	-	-	-	-	-

Sam Wolf,	2009	19,231	-	-	-	-	-	-	19,231
Chief Operating Officer (3)(4)	2008	-	-	-	-	-	-	-	-

(1) Mr. Moskowitz has been the CEO of Vanity since 2006.
(2) Mr. Goldish has been an employee of Vanity since July 2009 and a Director and Officer since September 2009.
(3) Mr. Wolf has been an employee and Director of Vanity since October 2009. He was made an Officer in April 2010.
(4) All Board members in place at the time received 250,000 shares of the Company in January 2010.

Steven Moskowitz – CEO

Mr. Moskowitz has been the Chairman of the Board of Vanity since 2006. The Company covers the parking and miscellaneous expenses of Mr. Moskowitz incurred while working on the Company’s behalf. Mr. Moskowitz has taken upon himself the payment for the social security, health insurance, and any other social insurance and benefits. Mr. Moskowitz devotes approximately 120 hours a month in connection with his management of the Company, and devotes 40% of his working time to the business and affairs of the Company.

In addition, Mr. Moskowitz received 250,000 shares of common stock as a member of the Board in January 2010.

Eliezer Goldish – CFO

Mr. Goldish has been an employee of Vanity since July 2009, and a member of the Board since September 2009. The Company supplies Mr. Goldish with health insurance and other social insurance and benefits. Mr. Goldish devotes approximately 225 hours a month in connection with his full-time employment at the Company, and devotes 100% of his working time to the business and affairs of the Company. Mr. Goldish received $39,654 in salary compensation in 2009.

In addition, Mr. Goldish received 250,000 shares of common stock as a member of the Board in January 2010.

Sam Wolf – COO

Mr. Wolf has been an employee of Vanity since October 2009, and a member of the Board since October 2009. The Company supplies Mr. Wolf with health insurance and other social insurance and benefits. Mr. Wolf devotes approximately 180 hours a month in connection with his full-time employment at the Company, and devotes 100% of his working time to the business and affairs of the Company. Mr. Wolf received $19,231 in salary compensation in 2009.

In addition, Mr. Wolf received 250,000 shares of common stock as a member of the Board in January 2010.

DIRECTOR COMPENSATION

The Company’s directors currently serve without compensation.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Ronald Cosman (1)	2009	None	None	None	None	None	None	None
Jerry McDonough (2)	2009	None	None	None	None	None	None	None

(1) Mr. Cosman has been a Director of Vanity since 2007 and received 250,000 shares in January 2010 as a member of the Board.

(2) Mr. McDonough has been a Director of Vanity since February 2010.

Ronald Cosman

Mr. Cosman has been a Director of Vanity since 2007. Mr. Cosman devotes time as needed to Vanity, taking part in important discussions relevant to the Company’s future.

In addition, Mr. Cosman received 250,000 shares of common stock as a member of the Board in January 2010.

Jerry McDonough

Mr. McDonough has been a Director of Vanity since February 2010. Mr. McDonough devotes time as needed to Vanity, taking part in important discussions relevant to the Company’s future, advising the Company on matters related to areas of customer service, quality, safety, and operating performance.

ITEM 12. EQUITY COMPENSATION PLAN INFORMATION AND SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

None.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 31, 2010, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of March 31, 2010 there were 52,739,807 shares of our common stock issued and outstanding.

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

The table also shows the number of shares beneficially owned as of March 31, 2010 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock
Ezzie Goldish	250,000	*
Ronald Cosman	500,000	*
Samuel Wolf	250,000	*
Steven Moskowitz (2)	2,076,001	3.9%
Highland Global Partners, Inc. (3)	4,279,450	8.1%
Charles Morgan Securities, Inc.	2,640,000	5.0%

All executive officers and directors as a group (consisting of 4 individuals)		5.8%

* Represents less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Percentages are based on a total of 52,739,807 shares of common stock issued and outstanding on March 31, 2010, and the shares issuable upon the exercise of options, warrants exercisable, and debt convertible on or within 60 days of March 31, 2010.

(2) Includes 1,800,001 shares beneficially owned by Mr. Moskowitz through the Mindy & Steven Moskowitz Trust.

(3) Mr. Robert Rubin exercised sole voting power with respect to the shares held by Highland Global Partners, Inc.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective February 2, 2010, RBSM, LLP has served as our independent auditors.  The aggregate fees billed to us by RBSM LLP, our principal accountant for professional services rendered during the years ended December 31, 2009 and 2008 in connection with their audits of our December 31, 2009 and 2008 financial statements are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008

Audit fees (1)	$0	$0
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$0	$0

(1) Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2009, were approved by our board of directors.

ITEM 15. EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation (Incorporated by reference to the Company’s report on Form 10-SB, as filed with the Securities Exchange Commission on March 26, 2007.)

3.2	Bylaws (Incorporated by reference to the Company’s report on Form 10-SB, as filed with the Securities Exchange Commission on March 26, 2007.)

10.1	Stock Purchase Agreement (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on January 3, 2008.)

10.2
Share Exchange Agreement dated April 3, 2008 by and among Map V Acquisition, Inc., Vanity Holding Group, Inc. and each of the shareholders of Vanity Holding Group, Inc. (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on April 3, 2008.)

10.3
Form of Securities Purchase Agreement dated September 1, 2009 (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on September 2, 2009.)

10.4
Form of Securities Purchase Agreement dated September 17, 2009 (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on September 17, 2009.)

10.5
Form of Securities Purchase Agreement dated November 23, 2009 (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on December 9, 2009.)

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herewith)

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herewith)

32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herewith)

32.2	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANITY EVENTS HOLDING, INC.

Date: April 19, 2010	By:	/s/ Steven Y. Moskowitz
Name: Steven Y. Moskowitz
Title: Principal Executive Officer

	By:	/s/ Eliezer Goldish
Name: Eliezer Goldish
Title: Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on April 19, 2010, on behalf of the registrant and in the capacities Indicated.

Signature	Title	Date

/s/ Steven Y. Moskowitz	Director, Chief Executive Officer and President Principal Executive Officer	April 19, 2010
Steven Moskowitz

/s/ Eliezer Goldish	Director, Chief Financial Officer and Principal Financial Officer	April 19, 2010
Eliezer Goldish

/s/ Samuel Wolf	Director, Chief Operating Officer	April 19, 2010
Samuel Wolf

/s/ Ronald Cosman	Director	April 19, 2010
Ronald Cosman

/s/ Jerry McDonough	Director	April 19, 2010
Jerry McDonough