Form 10-Q/A
period 2009-03-31
Vanity Events Holding, Inc.
filed 2010-06-24
CIK 1393935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

Form 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 001-15751

VANITY EVENTS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2114545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43 West 33rd Street, Suite 600
New York, NY 10001
(Address of principal executive offices)

(212) 695-9619
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

Number of shares of common stock outstanding as of April 28, 2009 was 27,369,807.

EXPLANATORY NOTE

In this Amendment No. 1 to Quarterly Report on Form 10-Q (this “Form 10-Q/A”), we refer to Vanity Events Holding, Inc. a Delaware corporation, as “we,” “us,” “our” “the Company” or “our company.”

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q to amend certain disclosures in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on  May 20, 2009 (our “Report”).  The principal changes to our Report in this amendment are as follows:

We have identified certain accounting errors related to the incorrect inclusion of certain expenses, assets and liabilities of an affiliated company / related party company in our March 31, 2009 quarterly financial statements included in the prior Form 10Q filed with the SEC.  Consequently, there were numerous adjustments that were made to the financial statements, for the period ended March 31, 2009.  The net effect of the correction of these errors resulted in a decrease in the Company’s reported total assets, liabilities and stockholders’ deficit as of March 31, 2009 by $24,022, $163,588 and $139,566, respectively.  In addition, the net effect of the correction of these errors resulted in a decrease in the Company’s reported net loss for the three months ended March 31, 2009 by $129,661, a decrease in net cash used in operating activities for the three months ended March 31, 2009 by $135,528, a decrease in net cash provided by financing activities for the three months ended March 31, 2009 by $138,755 and a decrease in cash and cash equivalents end of period by $508 for the three months ended March 31, 2009.

We have added Note 7 to our financial statements to disclose the effect and further information regarding the above changes.

In addition, for clarification purposes, we also modified, added and expanded our disclosures of the following Notes to the Financial Statements:
•	Note 1 – Nature of Operations, Basis of Presentation and Liquidity and Management’s Plans
•	Note 2 – Summary of Significant Accounting Policies
•	Note 3 – Inventory
•	Note 4 – Related Party Transactions
•	Note 5 – Commitments and Contingencies
•	Note 6 – Stockholders’ Equity

The Company has also revised its Management’s Discussion and Analysis and Results of Operations included in this Form 10Q/A for the quarter ended March 31, 2009 accordingly to reflect all changes. Additionally, the Company expanded its analysis of the changes in our balance sheet, statement of operations and statement of cash flows and for all periods presented.

We have also revised and updated, Part I Item 4.  Controls and Procedures to this Form 10-Q/A.

This Amendment No. 1 to Quarterly Report on Form 10-Q does not contain our auditor’s review report as it is not required pursuant to SEC RegS-X.T.Rule10-01(d).

Other than the correction of typographical and the errors described above, all other information in our original Form 10-Q remains unchanged. For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended and restated. Except to the extent relating to the restatement of our consolidated financial statements and other financial information described above, this amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report.

VANITY EVENTS HOLDING, INC.
2009 QUARTERLY REPORT ON FORM 10-Q/A

PART I

ITEM 1. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31, 2009 (Unaudited) (As Restated)	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$293	$801
Inventory	2,150	2,150
TOTAL CURRENT ASSETS	2,443	2,951

PROPERTY AND EQUIPMENT, net	49,418	49,418
TOTAL ASSETS	51,861	52,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$7,186
Accounts payable and accrued expenses	35,024	34,550
TOTAL CURRENT LIABILITIES	35,024	41,736

LONG-TERM LIABILITIES
Loans payable-shareholders	319,757	314,099
TOTAL LONG-TERM LIABILITIES	319,757	314,099

TOTAL LIABILITIES	354,781	355,835

STOCKHOLDERS’ DEFICIT
Preferred stock authorized 50,000,000 shares, $.0001 par value; None issued and outstanding.	-	-
Common stock authorized 350,000,000 shares, $.0001 par value; 27,369,807 shares issued and outstanding as of March 31, 2009, and December 31, 2008.	2,737	2,737
Additional paid in capital	755,763	755,763
Accumulated deficit	(1,061,420)	(1,061,966)

TOTAL STOCKHOLDERS' (DEFICIT)	(302,920)	(303,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,861	$52,369

The accompanying notes are an intgral part of these unaudited condensed financial statements.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

			August 25 2004,
	For the three months ended		(inception) to
	March 31,2009 (As Restated)	March 31, 2008	March 31, 2009 (As Restated)
REVENUE	$1,500	$23,788	$194,612

TOTAL COST OF GOODS	-	345	64,545

GROSS PROFIT	1,500	23,443	130,067

OPERATING EXPENSES
Salaries	-	-	158,113
Selling, general and administrative	10,859	24,923	1,034,968
TOTAL OPERATING EXPENSES	10,859	24,923	1,193,081

LOSS FROM OPERATIONS	(9,359)	(1,480)	(1,063,014)

OTHER INCOME - INTEREST	-	-	1,594

LOSS BEFORE PROVISION FOR INCOME TAXES	(9,359)	(1,480)	(1,061,420)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(9,359)	$(1,480)	$(1,061,420)

BASIC & DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,369,809	26,746,207

The accompanying notes are an integral part of these unaudited condensed financial statements.

VANITY EVENTS HOLDING, INC
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

			August 25 2004, (inception)
	For the three months ended		to March
	March 31,2009 (As Restated)	March 31, 2008	31, 2009 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,359)	$(1,480)	$(1,061,420)
Issuance of common shares for legal services	-	-	10,000
Inventory	-	-	(2,150)
Accounts receivable	-	(22,999)	-
Accounts payable and accrued expenses	474	21,144	35,024
NET CASH USED IN OPERATING ACTIVITIES	(8,885)	(3,335)	(1,018,546)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets, software, and licenses	-	-	(49,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(49,418)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) Proceeds from loans payable-shareholders, net	5,658	-	319,757
Proceeds from issuance of common stock	-	-	748,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,658	-	1,068,257

NET INCREASE (DECREASE) IN CASH	(3,227)	(3,335)	293

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	3,520	4,825	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$293	$1,490	$293

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for income tax:	$-	$-	$-

Cash paid during the period for interest	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited and Restated)

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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had slowed down its operations in the beginning of 2009.  As shown in the accompanying financial statements, the Company incurred a loss from operations of $9,359 and $1,480 for the first quarters ended March 31, 2009 and 2008, respectively. Additionally, the Company had negative cash flows from operations since date of inception and has an accumulated deficit of $ 1,061,420 at March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2009
(Unaudited and Restated)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

The condensed balance sheet as of December 31, 2008 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2009
(Unaudited and Restated)

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. There were no accounts receivable at March 31, 2009 and December 31, 2008. Allowance for doubtful accounts of accounts receivable was $0 as of March 31, 2009.

Cost of goods sold

Cost of sales includes cost of products or outsourced services, direct wages, other direct costs and shipping costs.

Impairment of Long-Lived Assets

The Company follows ASC 360, "Property, Plant and Equipment", formerly known as SFAS No. 144, which requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360, "Property, Plant and Equipment", formerly known as SFAS No. 144, also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. As of March 31, 2009, the Company had $293 in cash and cash equivalents.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2009
(Unaudited and Restated)

Other Assets

Trademarks are stated at cost and are to be amortized over their estimated useful lives. The estimated service lives of trademarks and photographs are principally as follows:

Trademarks Photographs	10-15 years 5-7 years

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

Income Taxes

The Company accounts for income taxes using the asset and liability method described in Accounting Standard Codification 740 (“ASC 740” or formerly known as SFAS No. 109) the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities at the enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

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

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2009
(Unaudited and Restated)

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

 VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2009
(Unaudited and Restated)

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

NOTE 3 – INVENTORY

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of March 31, 2009 and December 31, 2008 consist of the following.

	March 31, 2009	December 31, 2008
Goods Available for Sale	$2,150	$2,150
NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has shareholder loans payable of $342,526 at March 31, 2009 and $314,099 as of December 31, 2008. The loans are non-interest bearing.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease agreements:

The Company currently operates out of leased property located at 43 West 33rd Street, Suite 600, New York, New York. The terms of the lease are month to month by a related party at a monthly lease cost of $1,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.0001 per share, of which there were none issued and outstanding at March 31, 2009.

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, with par value of $0.0001 per share.  As of both March 31, 2009 and December 31, 2008, there were 27,369,807 shares of common stock issued and outstanding.

On September 26, 2008, the Company affected a 1.7118 for 1 stock split of its issued and outstanding share of common stock with par value of $.0001 per share. All references in the financial statements and the notes to financial statements, number of shares, and share amounts have been retroactively restated to reflect the stock split.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
March 31, 2009
(Unaudited and Restated)

The Company issued 21,392,109 shares of its common stock to Vanity Group’s shareholders in acquiring Vanity Group. Accordingly, as a recapitalization, there were 26,869,807 shares issued and outstanding of which 5,477,698 shares issued and outstanding were retained for shareholders prior to reverse merger.

The Company issued 500,000 shares of its common stock for legal services of $10,000 or for an average price of  $0.02 per share .

NOTE 7 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements of the period ended March 31, 2009 and the period from August 25, 2004 (inception) to March 31, 2009, to correct the following errors in the financial statements previously filed:

There were numerous corrections / adjustments that were made to the financial statements, for the period ended March 31, 2009 and the period from August 25, 2004 (inception) to March 31, 2009.  These corrections are related to the incorrect inclusion of certain assets, liabilities and expenses of an affiliated company / related party company in our March 31, 2009 quarterly financial statements included in the prior form 10-Q filed with the SEC, and were removed as a result of the new management's detailed review of the Company's books and records.  The net effect of the correction of the errors are presented below:

BALANCE SHEET
March 31, 2009

ASSETS	As Reported	Net Change / Adjustments	As Restated
CURRENT ASSETS
Cash and cash equivalents	$801	$(508)	$293
Accounts receivable	23,514	(23,514)	-
Inventory	2,150	-	2,150
TOTAL CURRENT ASSETS	26,465	(24,022)	2,443

	4,996
PROPERTY AND EQUIPMENT, net	44,422	-	49,418
TOTAL ASSETS	$75,883	$(24,022)	$51,861

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$24,247	$(24,247)	-
Accounts payable and accrued expenses	35,610	(586)	35,024
TOTAL CURRENT LIABILITIES	59,857	(24,833)	35,024

LONG-TERM LIABILITIES
Loans payable-shareholders	458,512	(138,755)	319,757
TOTAL LONG-TERM LIABILITIES	458,512	(138,755)	319,757

TOTAL LIABILITIES	518,369	(163,588)	354,781

STOCKHOLDERS’ DEFICIT
Preferred stock authorized 50,000,000 shares, $.0001 par value; None issued and outstanding.	-	-	-
Common stock authorized 350,000,000 shares, $.0001 par value; 27,369,807 shares issued and outstanding as of March 31, 2009.	2,736	1	2,737
Additional paid in capital	755,764	(1)	755,763
Accumulated deficit	(1,200,986)	139,566	(1,061,420)
		-
TOTAL STOCKHOLDERS' DEFICIT	(442,486)	139,566	(302,920)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$75,883	$(24,022)	$51,861

STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009

	As Reported	Net Change / Adjustments	As Restated
REVENUE	$1,500	-	$1,500

TOTAL COST OF GOODS	-	-	-

GROSS PROFIT	1,500	-	1,500

OPERATING EXPENSES
Salaries	67,955	(67,955)	-
Selling, general and administrative	72,565	(61,706)	10,859
TOTAL OPERATING EXPENSES	140,520	(129,661)	10,859

LOSS FROM OPERATIONS	(139,020)	129,661	(9,359)

OTHER INCOME - INTEREST	-	-	-

LOSS BEFORE PROVISION FOR INCOME TAXES	-	(9,359)	(9,359)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(139,020)	$129,661	$(9,359)

BASIC & DILUTED LOSS PER SHARE	$-	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,369,807	-	27,369,807

 STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009
	As Reported	Net Change / Adjustments	As Restated
NET CASH USED IN OPERATING ACTIVITIES	$(144,413)	$135,528	$(8,885)
NET CASH USED IN INVESTING ACTIVITIES	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	144,413	(138,755)	5,658

NET INCREASE (DECREASE) IN CASH	-	(3,227)	(3,227)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	801	2,719	3,520

CASH AND CASH EQUIVALENTS END OF PERIOD	$801	$(508)	$293

The Company has restated its financial statements of the period from August 25, 2004 (inception) to March 31, 2009, to correct the following errors in the financial statements previously filed:

There were numerous adjustments that were made to the financial statements, for the period from August 25, 2004 (inception) to March 31, 2009. These changes are listed below in the restated and reclassified financial statement.

STATEMENTS OF OPERATIONS
For the Period from August 25, 2004 (Inception) to March 31, 2009

	As Reported	Net Change / Adjustments	As Restated
REVENUE	$194,612	$-	$194,612

TOTAL COST OF GOODS	64,545	-	64,545

GROSS PROFIT	130,067	-	130,067

OPERATING EXPENSES
Salaries	226,068	(67,955)	158,113
Selling, general and administrative	1,106,579	(71,611)	1,034,968
TOTAL OPERATING EXPENSES	1,332,647	(139,566)	1,193,081

LOSS FROM OPERATIONS	(1,202,580)	139,566	(1,063,014)

OTHER INCOME - INTEREST	1,594	-	1,594

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,200,986)	139,566	(1,061,420)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,200,986)	$139,566	$(1,061,420)

BASIC & DILUTED LOSS PER SHARE	$(0.04)	$0.01	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,369,807	-	27,369,807

STATEMENTS OF CASH FLOWS
For the Period from August 25, 2004 (Inception) to March 31, 2009

	As Reported	Net Change / Adjustments	As Restated
NET CASH USED IN OPERATING ACTIVITIES	$(1,156,793)	$135,528	$(1,018,546)
NET CASH USED IN INVESTING ACTIVITIES	(49,418)	-	(49,418)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,207,012	(138,755)	1,068,257

NET INCREASE (DECREASE) IN CASH	801	(508)	293

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$801	$(508)	$293

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

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

Revenues Vanity had for the three months ended March 31, 2009 were $1,500, compared to $23,788 for the three months ended March 31, 2008. The decrease in revenues was primarily a result of little activity.

Operating Expenses Vanity had $10,859 in operating expenses for the three months ended March 31, 2009 as compared to $24,923 in operating expenses for the three months ended March 31, 2008. The decrease in operating expenses was primarily a result of decreased consulting and as part of selling, general, and administrative expense.

Cost of Sales were $0 for the three months ended March 31, 2009 as compared to $345 for the three months ended March 31, 2008.

Net Loss was $9,359 for the period ended March 31, 2009, as compared to $1,480 for the period ended March 31, 2008.  The increase in net loss is principally attributable to increase in selling, general and administrative costs.

Liquidity and Capital Resources:

As of March 31, 2009, we had $293 of cash and cash equivalents as compared to $801 as of December 31, 2008.  The decrease of $508 was due primarily to payment of certain SG&A costs.

Operating Activities For the quarter ended March 31, 2009, net cash used in operating activities was $8,885, primarily attributable to consulting and professional fees. Net cash used in operating activities for the quarter ended March 31, 2008 was $3,335.

Investing Activities For the quarters ended March 31, 2009 and 2008, net cash used in investing activities was $0.

Financing Activities Net cash provided by financing activities for the quarter ended March 31, 2009 was $5,658, a net cash provided by financing activities for the quarter ended March 31, 2008 was $0 and the increase was comprised primarily of proceeds from loans payable due to shareholders, net.

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

As a result of the reverse merger described in our current report on Form 8-K (“Form 8-K) filed with the SEC on April 7, 2008, the Company ceased to be a shell company and became involved in the business of licensing and promotions through its group of touring swimsuit models. Currently we are more specifically committed to marketing and licensing such products as described in our Form 8-K, but will seek to promote, develop and sell other related products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2009.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2009 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2009 included in this Quarterly Report on Form 10-Q/A were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended March 31, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

 PART II

ITEM 1. LEGAL PROCEEDINGS

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

 ITEM 1A: RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSIONS OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herewith)

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herewith)

32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herewith)

32.2	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANITY EVENTS HOLDING, INC.

Date: June 24, 2010	By:	/s/ Samuel Wolf
Name: Samuel Wolf
Title: Principal Executive Officer

	By:	/s/ Eliezer Goldish
Name: Eliezer Goldish
Title: Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on June 24, 2010, on behalf of the registrant and in the capacities Indicated.

Signature	Title	Date

/s/ Samuel Wolf	Director, Chief Executive Officer and President (Principal Executive Officer)	June 24, 2010
Samuel Wolf

/s/ Eliezer Goldish	Director, Chief Financial Officer and Principal Financial Officer	June 24, 2010
Eliezer Goldish