Form 10-Q
period 2010-03-31
Vanity Events Holding, Inc.
filed 2010-06-24
CIK 1393935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of common stock outstanding as of June 22, 2010 was 52,739,807.

VANITY EVENTS HOLDING, INC.
MARCH 31, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31,
	(unaudited)	2009
CURRENT ASSETS
Cash and cash equivalents	$1,045	$1,363,993
Accounts receivable, net	9,263	49,133
Inventory	24,148	17,593
Prepaid expenses	26,184	10,143
TOTAL CURRENT ASSETS	60,640	1,440,862

OTHER ASSETS	4,996	4,996

PROPERTY AND EQUIPMENT	90,006	83,435
Less: Accumulated Depreciation and Amortization	(9,526)	(9,526)
PROPERTY AND EQUIPMENT, NET	80,480	73,909

TOTAL ASSETS	$146,116	$1,519,767

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Bank overdraft	$5,378	$-
Accounts payable and accrued expenses	339,350	183,933
TOTAL CURRENT LIABILITIES	344,728	183,933

LONG-TERM LIABILITIES
Loans payable-shareholders	-	129,271
TOTAL LONG-TERM LIABILITIES	-	129,271

TOTAL LIABILITIES	344,728	313,204

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock authorized 50,000,000 shares, $.0001 par value; None issued and outstanding.	-	-
Common stock authorized 350,000,000 shares, $.0001 par value; 52,739,807 and 38,349,807 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.	5,274	3,835
Additional paid in capital	3,959,626	3,562,165
Deposit for capital stock	140,000	250,000
Accumulated deficit	(3,509,012)	(2,609,437)
	595,888	1,206,563
Due from related parties/shareholders	(794,500)	-

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(198,612)	1,206,563

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$146,116	$1,519,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Quarters Ended
	March 31, 2010	March 31, 2009
REVENUE	$28,325	$1,500

TOTAL COST OF GOODS	19,517	-

GROSS PROFIT	8,808	1,500

OPERATING EXPENSES

Bad debt expense	37,577	-
Salaries	425,503	-
Selling, general and administrative	445,303	10,859
TOTAL OPERATING EXPENSES	908,383	10,859

LOSS FROM OPERATIONS	(899,575)	(9,359)

OTHER INCOME - INTEREST	-	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(899,575)	(9,359)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(899,575)	$(9,359)

BASIC & DILUTED LOSS PER SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	43,604,696	27,369,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
UNAUDITED

	Common Stock		Additional Paid-In Capital	Deposit for Capital Stock	Due from Related Parties/Shareholders	Accumulated Deficit	Total
	Shares	Amount
Balance at January 1, 2008, adjusted for recapitalization	26,869,807	$2,687	$745,813	$-	$-	$(747,881)	$619

Issuance of common stock for legal fees	500,000	50	9,950	-	-	-	10,000

Net loss for the year ended December 31, 2008						(314,085)	(314,085)
Balance at December 31, 2008	27,369,807	2,737	755,763	-	-	(1,061,966)	(303,466)

Issuance of common stock for cash	10,980,000	1,098	2,806,402	-	-	-	2,807,500
Deposit for Capital Stock				250,000		-	250,000
Net loss for the year ended December 31, 2009						(1,547,471)	(1,547,471)
Balance at December 31, 2009	38,349,807	3,835	3,562,165	250,000	-	(2,609,437)	1,206,563

Issuance of common stock for cash	1,000,000	100	14,900		-		15,000
Issuance of common stock for services rendered	12,390,000	1,239	132,661				133,900
Deposit for Capital Stock				140,000			140,000
Issuance of Stock for Prior Deposits	1,000,000	100	249,900	(250,000)			-
Net loss for the year ended December 31, 2009						(899,575)	(899,575)
Due from Related Party/Shareholders					(794,500)		(794,500)

Balance at March 31, 2010	52,739,807	$5,274	$3,959,626	$140,000	$(794,500)	$(3,509,012)	$(198,612)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Quarters Ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(899,575)	$(9,359)
Issuance of common shares for services	133,900	-
Impairment of other current assets	-	-
Bad debt expense	37,579	-
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	2,291	-
Inventory	(6,555)	-
Prepaid expenses	(16,041)	-
Accounts payable and accrued expenses	155,417	474

NET CASH USED IN OPERATING ACTIVITIES	(592,984)	(8,885)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets, software, and licenses	(6,571)	-
Purchase of other assets	-	-
NET CASH USED IN INVESTING ACTIVITIES	(6,571)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	5,378	-
(Repayment) Proceeds from loans payable-shareholders, net	(129,271)	5,658
Proceeds from issuance of common stock	15,000	-
Deposit for Capital Stock	140,000	-
Advances to Related Parties/Shareholders, net	(794,500)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(763,393)	5,658

NET DECREASE IN CASH	(1,362,948)	(3,227)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,363,993	3,520

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,045	$293

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for income tax:	$-	$-

Cash paid during the period for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010
(unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY AND MANAGEMENT’S PLANS

Nature of Operations

VANITY EVENTS HOLDING, INC.  (the “Company” or “Vanity” or “We” or “Our”), was organized as a Delaware Corporation on August 25, 2004, and is a holding company with expanding lines of business. Utilizing the acquired trademark of America’s Cleaning Company™, Vanity has now established a cleaning company offering a full range of residential and commercial cleaning services as its only operating business at March 31, 2010.  This company intends to expand its reach through national franchising. In addition, the Company also plans to again in the future seek out, license, develop, promote, and bring to market various innovative consumer and commercial products.

The Company’s wholly-owned subsidiaries include Vanity Events, Inc.; America’s Cleaning Company; and Vanity Licensing, Inc.  For the fiscal year 2009, the only active subsidiary of the Company was Vanity Events, Inc. The Company's cleaning services were performed out of a division of Vanity Events, Inc. which used the name America's Cleaning Company™.  There was only one set of books maintained at December 31, 2009, which was for our sole operating business, cleaning services business and the Company.  Effective January 1, 2010, the Company is maintaining a separate general ledger for Vanity Events, Inc. and America’s Cleaning Company’s operations.

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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a loss from operations of $899,975 and $9,359 for the first quarters ended March 31, 2010 and 2009, respectively. Of the March 31, 2010 loss, $48,613 was from America’s Cleaning Company and the remaining was from Vanity. Additionally, the Company had negative cash flows from operations since date of inception and has a stockholders’ deficit of $3,509,012 as of March 31, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010
(unaudited)

There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.  In the event that the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

The condensed consolidated balance sheet as at December 31, 2009 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

Principles of consolidation

The consolidated financial statements include the accounts of Vanity Holdings, Inc., Vanity Events, Inc. and America’s Cleaning Company.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010
(unaudited)

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Allowance for doubtful accounts of accounts receivable was $37,577 of which $0 was from America’s Cleaning Company for the quarter ended March 31, 2010 and $0 for the quarter ended, March 31, 2009.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. As of March 31, 2010, the Company had $1,045 in cash and cash equivalents.

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

Recent Accounting Pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010
(unaudited)

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

NOTE 3 – INVENTORY

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of March 31, 2010 and December 31, 2009 consist of the following.

	March 31, 2010	December 31, 2009
Goods Available for Sale	$24,148	$17,593

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010
(unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2009, the Company had a loan payable due to certain shareholders / related parties of $129,271, which had been repaid during the first quarter ended March 31, 2010. As of March 31, 2010, the Company had no further loans payable due to related parties / shareholders, and instead had loan receivables due from these related parties / shareholders in the amount of $794,500, as a result of a Note issued by the Company which was executed subsequently in April 2010 under the direction of the Company’s former CEO, Steven Y. Moskowitz without proper approval of the Company’s board of directors.  These related parties are or were under the common ownership / control and or management of Steven Y. Moskowitz, where he was an officer and or shareholder.  Effective April 1, 2010, the Note bears an interest rate at 5% per annum on any unpaid balance and the Note is payable upon demand.  As of June 22nd, 2010, the Company’s loan receivables were $618,242, see note 6.

The Note issued by the Company under the direction of Mr. Moskowitz was not ratified by a decision of the board of directors.

The Company has accounted for and presented the loans due from related parties / shareholders as a reduction of stockholders’ equity or as a receivable within the stockholders’ equity in accordance with the guidance of ASC 505-10-45.  The Company can not determine whether it will be able to collect any further monies on this Note as the filing date of this report.  The Company is determining what options it may have in attempting to take action to collect on the note.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.0001 per share, of which there were none issued and outstanding at March 31, 2010.

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, with par value of $0.0001 per share.  As of March 31, 2010, there were 52,739,807 shares of common stock issued and outstanding.

Since January 1, 2010, the Company has entered consulting and public relations agreements with several firms which resulted in the issuance of stock. The Company engaged the consulting firms Green Eagle Corporation, Satellite Advisors Group LLC, and Greenstamp Capital LLC, and issued 1,000,000 shares of common stock to each for their services. In addition, various investor relations firms have been working to market the company, and 7,890,000 shares in total have been issued to 6 different entities. In addition, the legal firm Sichenzia Ross Friedman Ference LLP was issued 500,000 shares in exchange for legal services.

On January 19, 2010, the board of Vanity Events Holding, Inc. issued 250,000 shares to each of its board members, in the aggregate of 1,000,000 shares. The Board at the time of issuance included Steven Y. Moskowitz, Eliezer Goldish, Samuel Wolf, and Ronald Cosman.

In March 2010, the company issued 1,000,000 shares of stock in connection with a private placement that was received in September 2009, and is listed on the December 31, 2009 financial statements as a deposit for capital stock of $250,000.

In March 2010, the company closed a private placement of 1,000,000 shares of common stock to 2 accredited investors pursuant to a Securities Purchase Agreement.

Deposit for Capital Stock

The Company received $140,000 as deposit for common stock issuance agreements entered with certain investors for which have yet to be issued.

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
MARCH 31, 2010
(unaudited)

NOTE 6 – SUBSEQUENT EVENTS

On May 10th, 2010, Steven Y. Moskowitz resigned from his position as Chief Executive Officer and all other positions he held within the Company and its subsidiaries. In conjunction with Mr. Moskowitz’s resignation, Chief Operating Officer Samuel Wolf assumed the responsibilities of Chief Executive Officer and President of the Company.

On May 12th, 2010, the board of directors elected Stuart Yachnowitz as a director of the Company.

In addition, the Company decided during the second quarter of 2010 to temporarily pull back on its products operations in order to focus its efforts on America’s Cleaning Company and the Company’s franchising efforts.

On June 8th, 2010, the Company acquired office equipment, including computers, printers, and desks, in exchange for a $7,041 reduction to loans due from shareholders. As of June 23rd, 2010, the loans receivable is $618,242.

As of June 21st, 2010, the Company has 12 full-time employees, including Messrs. Wolf and Goldish.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statement of Forward Looking Information

In this quarterly report, references to "Vanity Events Holding, Inc.," "Vanity," "the Company," "we," "us," and "our" refer to Vanity Events Holding, Inc. and its wholly owned subsidiaries, Vanity Events, Inc. and America’s Cleaning Company.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

VANITY RESULTS OF OPERATIONS

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

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31. Except where noted below to be America’s Cleaning Company, all totals belong to Vanity Events, Inc. Vanity Events, Inc. performs product research and serves as the management company for America’s Cleaning Company, in addition to determining the Company’s franchising model and direction. America’s Cleaning Company’s numbers are separated in order to show how the prototype model has performed.

Revenues for the three months ended March 31, 2010 were $28,325 of which $26,437 was from America’s Cleaning Company, compared to $1,500 for the Company for the three months ended March 31, 2009. The increase in revenues was primarily a result of increased activity in America’s Cleaning Company operations.

Cost of Sales were $19,517 of which $18,616 was from America’s Cleaning Company for the three months ended March 31, 2010 as compared to $0 for the Company for the three months ended March 31, 2009.  The increase in Cost of Sales was primarily a result of increased activity in America's Cleaning Company operations.

Operating Expenses Vanity had $908,383 in operating expenses of which $56,434 was from America’s Cleaning Company for the three months ended March 31, 2010 as compared to $10,859 for the Company in operating expenses for the three months ended March 31, 2009. The increase in operating expenses was primarily a result of increased consulting and professional fees.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for consulting and professional fees.  For the three months ended March 31, 2010, SG & A was $445,303 of which $10,729 was from America’s Cleaning Company as compared to $10,859 for the Company for the three months ended March 31, 2009. The increase in Selling, General and Administrative costs was primarily a result of consulting and professional fees.

Net Loss was $899,575 of which $48,613 was from America’s Cleaning Company for the period ended March 31, 2010, as compared to $9,359 for the Company for the period ended March 31, 2009.  The increase in net loss is principally attributable to salaries and selling, general and administrative cost incurred during the first quarter ended March 31, 2010 in anticipation of expanding our cleaning service business.

Liquidity and Capital Resources:

As of March 31, 2010, the Company had $1,045 in cash and cash equivalents as compared to $293 as of March 31, 2009 and $1,363,993 as of December 31, 2009.  The decrease from December 31, 2009 was mainly due to payments of selling, general, and administrative expenses, in addition to an increase in loans due from related parties / shareholders under the direction of our former director and CEO, Steven Y. Moskowitz without proper approval of the board of directors. These related parties consist of SpongeTech Delivery Systems, Inc.; RM Enterprises International, Ltd.; Flo Weinberg Inc.; and/or any other companies and/or individuals where applicable that Mr. Moskowitz is or was an officer and or shareholder. The advances made to these related prties/shareholders, net amounted to $794,500 for the three months ended March 31, 2010.

Operating Activities For the quarter ended March 31, 2010, net cash used in operating activities was $592,984, of which $51,221 was from America’s Cleaning Company, primarily attributable to operations and consulting and professional fees. Net cash used in operating activities for the quarter ended March 31, 2009 was $8,885. The increase is primarily attributable to an increase in SG&A costs.

Investing Activities For the quarter ended March 31, 2010, net cash used in investing activities was $6,571, primarily related to the purchase of fixed assets, software and licenses. Net cash used in investing activities for the quarter ended March 31, 2009 was $0.

Financing Activities Net cash used by financing activities for the quarter ended March 31, 2010 was $763,393. The increase in utilizing cash for financing activities is primarily attributable to repayment of loans payable due to shareholders and advances / loans made to certain related parties / shareholders, which Steven Y. Moskowitz, our former CEO and director was affiliated at the time without prior ratification by the Company’s board of directors. These related parties are or were under common ownership / control and/or management of Steven Y. Moskowitz, where Steven Y. Moskowitz was an officer and/or shareholder. Net cash provided by financing activities during the quarter ended March 31, 2009 was $5,658 and was primarily attributable to advances / proceeds received from the same related parties / shareholders as discussed above.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2010, as described further below and in the section Changes in Internal Controls.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2010 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. As of the quarter ended March 31, 2010, the Company identified certain control deficiencies related to the Company’s flow of funds which resulted in Steven Moskowitz, a former officer and director of the Company, making certain loans to other companies with which he was affiliated at the time without prior ratification by the board of directors. Specifically, as of March 31, 2010, the Company had loan receivables totaling $794,500 as a result of a Note issued by the Company which was executed subsequently in April 2010 under the direction of the Company’s former CEO, Steven Moskowitz. As of June 22, 2010, the amount of such loan receivables were $618,242. The Company’s management has implemented policies requiring all internal directors to periodically review banking statements as well as implementing a dual-signatory requirement with respect to any banking transaction in excess of $20,000. The Company is also evaluating measures and procedures that can be established to ensure that all such future corporate actions are reviewed and approved by the board of directors in advance. Further, as disclosed in Note 7 to the financial statements, the Company does not currently know whether it will be able to collect any further monies on this Note, and therefore has listed the value of the receivable as a contra-asset account on its financial statements. The Company is determining what options it may have in attempting to take action to collect on the note.

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

 ITEM 1A: RISK FACTORS

There have been no material changes to the risks to our business described in our Annual Report on Form-10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on April 19, 2010.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since January 1, 2010, the Company has entered consulting and public relations agreements with several firms which resulted in the issuance of stock. The Company engaged the consulting firms Green Eagle Corporation, Satellite Advisors Group LLC, and Greenstamp Capital LLC, and issued 1,000,000 shares of common stock to each for their services. In addition, various investor relations firms have been working to market the company, and 7,890,000 shares in total have been issued to 6 different entities. In addition, the legal firm Sichenzia Ross Friedman Ference LLP was issued 500,000 shares in exchange for legal services.

On January 19, 2010, the board of Vanity Events Holding, Inc. issued 250,000 shares to each of its board members, in the aggregate of 1,000,000 shares. The Board at the time of issuance included Steven Y. Moskowitz, Eliezer Goldish, Samuel Wolf, and Ronald Cosman.

In March 2010, the company issued 1,000,000 shares of stock in connection with a private placement that was received in September 2009, and is listed on the December 31, 2009 financial statements as a deposit for capital stock of $250,000.

In March 2010, the company closed a private placement of 1,000,000 shares of common stock to 2 accredited investors pursuant to a Securities Purchase Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.

Reserved.

ITEM 5. OTHER INFORMATION.

Not applicable.

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