Form 10-Q/A
period 2009-06-30
Vanity Events Holding, Inc.
filed 2010-08-11
CIK 1393935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2

Form 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding as of August 15, 2009 was 27,369,807 .

EXPLANATORY NOTE

In this Amendment No. 2 to Quarterly Report on Form 10-Q (this “Form 10-Q/A”), we refer to Vanity Events Holding, Inc. a Delaware corporation, as “we,” “us,” “our” “the Company” or “our company.”

We are filing this Amendment No. 2 to Quarterly Report on Form 10-Q to amend certain disclosures in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, as initially amended and filed with the Securities and Exchange Commission (the “SEC”) on  August 20, 2009 and (our “Report”).  The principal changes to our Report in this amendment are as follows:

We have identified certain accounting errors related to the incorrect inclusion of certain expenses, assets and liabilities of an affiliated company / related party company in our June 30, 2009 quarterly financial statements included in the prior Form 10Q filed with the SEC.  Consequently, there were numerous adjustments that were made to the financial statements, for the periods ended June 30, 2009.  The net effect of the correction of these errors resulted in a decrease in the Company’s reported total assets, liabilities and stockholders’ deficit as of June 30, 2009 by $20,765, $296,630 and $275,865, respectively.  In addition, the net effect of the correction of these errors resulted in a decrease in the Company’s reported net loss for the three and six months ended June 30, 2009 by $136,299 and $265,960, respectively, a decrease in net cash used in operating activities for the six months ended June 30, 2009 by $337,860, a decrease in net cash provided by financing activities for the six months ended June 30, 2009 by $320,075 and an increase in cash and cash equivalents end of period by $20,504 for the six months ended June 30, 2009.

We have added Note 7 to our financial statements to disclose the effect and further information regarding the above changes.

In addition, for clarification purposes, we also modified, added and expanded our disclosures of the following Notes to the Financial Statements:
•	Note 1 – Nature of Operations, Basis of Presentation and Liquidity and Management’s Plans.
•	Note 2 – Summary of Significant Accounting Policies,
•	Note 3 – Inventory.
•	Note 4 – Related Party Transaction.
•	Note 5 – Commitments and Contingencies
•	Note 6 – Stockholders’ Equity

The Company has also revised its Management’s Discussion and Analysis Results of Operations included in this Form 10Q/A for the quarter ended June 30, 2009 accordingly to reflect all changes. Additionally, the Company expanded its analysis of the changes in our balance sheet, statement of operations and statement of cash flows and for all periods presented.

We have also revised and updated, Part I Item 2. Management’s Discussion and Analysis or Plan of Operations to this Form 10-Q/A.
We have also revised and updated, Part I Item 4.  Controls and Procedures to this Form 10-Q/A.
We have also revised and updated, Part II Item 6.  Exhibit to this Form 10-Q/A.

This Amendment No. 2 to Quarterly Report on Form 10-Q does not contain our auditor’s review report as it is not required pursuant to SEC RegS-X.T.Rule10-01(d).

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

PART I. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
JUNE 30, 2009 QUARTERLY REPORT ON FORM 10-Q/A

PART I

ITEM 1. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2009 (Unaudited) (As Restated)	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,596	$801
Inventory	2,150	2,150
TOTAL CURRENT ASSETS	23,746	2,951

PROPERTY AND EQUIPMENT, net	49,418	49,418
TOTAL ASSETS	73,164	52,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$7,186
Accounts payable and accrued expenses	36,445	34,550
TOTAL CURRENT LIABILITIES	36,445	41,736

LONG-TERM LIABILITIES
Loans payable-shareholders	390,124	314,099
TOTAL LONG-TERM LIABILITIES	390,124	314,099

TOTAL LIABILITIES	426,569	355,835

STOCKHOLDERS’ DEFICIT
Preferred stock authorized 50,000,000 shares, $.0001 par value; None issued and outstanding.	-	-
Common stock authorized 350,000,000 shares, $.0001 par value; 27,369,807 shares issued and outstanding as of June 30, 2009, and December 31, 2008.	2,737	2,737
Additional paid in capital	755,763	755,763
Accumulated deficit	(1,111,905)	(1,061,966)

TOTAL STOCKHOLDERS' (DEFICIT)	(353,405)	(303,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$73,164	$52,369

The accompanying notes are an intgral part of these unaudited condensed financial statements.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended
	June 30,2009 (As Restated)	June 30, 2008
REVENUE	$92	$5,588

TOTAL COST OF GOODS	-	45

GROSS PROFIT	92	5,543

OPERATING EXPENSES
Salaries	-	1,407
Selling, general and administrative	50,577	68,751
TOTAL OPERATING EXPENSES	50,577	70,158

LOSS FROM OPERATIONS	(50,485)	(64,615)

OTHER INCOME - INTEREST	-	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(50,485)	(64,615)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(50,485)	$(64,615)

BASIC & DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,369,809	21,392 ,103

The accompanying notes are an integral part of these unaudited condensed financial statements.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the six months ended		August 25 2004, (inception) to
	June 30,2009 (As Restated)	June 30, 2008	June 30, 2009 (As Restated)
REVENUE	$1,592	$29,376	$194,704

TOTAL COST OF GOODS	-	390	64,545

GROSS PROFIT	1,592	28,986	130,159

OPERATING EXPENSES
Salaries	-	1,407	158,113
Selling, general and administrative	61,436	93,674	1,085,545
TOTAL OPERATING EXPENSES	61,436	95,081	1,243,658

LOSS FROM OPERATIONS	(59,844)	(66,095)	(1,113,499)

OTHER INCOME - INTEREST	-	-	1,594

LOSS BEFORE PROVISION FOR INCOME TAXES	(59,844)	(66,095)	(1,111,905)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(59,844)	$(66,095)	$(1,111,905)

BASIC & DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,369,809	21,392,103

The accompanying notes are an integral part of these unaudited condensed financial statements.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

			August 25 2004,
	For the six months ended		(inception) to
	June 30,2009 (As Restated)	June 30, 2008	June 30, 2009 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(59,844)	$(66,095)	$(1,111,905)
Issuance of common shares for legal services	-	-	10,000
Inventory	-	(2,150)	(2,150)
Accounts receivable	-	(23,514)	-
Accounts payable and accrued expenses	1,895	485	36,444
NET CASH USED IN OPERATING ACTIVITIES	(57,950)	(91,274)	(1,067,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets, software, and licenses	-	-	-
Purchase of other assets	-	(196)	(49,418)
NET CASH USED IN INVESTING ACTIVITIES	-	(196)	(49,418)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) Proceeds from loans payable-shareholders, net	76,025	91,000	390,124
Proceeds from issuance of common stock	-	-	748,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	76,025	91,000	1,138,624

NET INCREASE (DECREASE) IN CASH	18,076	(470)	21,596

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	3,520	4,825	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$21,596	$4,355	$21,596

The accompanying notes are an integral part of these unaudited condensed financial statements

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSEDFINANCIAL STATEMENTS
June 30, 2009
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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had slowed down its operations in the beginning of 2009.  As shown in the accompanying financial statements, the Company incurred a loss from operations of $59,844 and $66,095 for the six months ended June 30, 2009 and 2008, respectively. Additionally, the Company had negative cash flows from operations since date of inception and has an accumulated deficit of $1,111,905 at June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSEDFINANCIAL STATEMENTS (continued)
June 30, 2009
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

The Company’s board of directors determines the fair market value of the Company’s common stock in the absence of a public market for these shares .

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSEDFINANCIAL STATEMENTS (continued)
June 30, 2009
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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. There were no accounts receivable as of June 30, 2009 and December 31, 2008. Allowance for doubtful accounts of accounts receivable was $0 as of June 30, 2009.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. As of June 30, 2009, the Company had $21,596 in cash and cash equivalents.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSEDFINANCIAL STATEMENTS (continued)
June 30, 2009
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

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSEDFINANCIAL STATEMENTS (continued)
June 30, 2009
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

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSEDFINANCIAL STATEMENTS (continued)
June 30, 2009
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

NOTE 3 – INVENTORY

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of June 30, 2009 and December 31, 2008 consist of the following.

	June 30, 2009	December 31, 2008
Goods Available for Sale	$2,150	$2,150

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has shareholder loans payable of $390,124 at June 30, 2009 and $314,099 as of December 31, 2008. The loans are non-interest bearing.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease agreements:

The Company currently operates out of leased property located at 43 West 33rd Street, Suite 600, New York, New York. The terms of the lease are month to month by a related party at a monthly lease cost of $1,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.0001 per share, of which there were none issued and outstanding at June 30, 2009.

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, with par value of $0.0001 per share.  As of June 30, 2009 and December 31, 2008, there were 27,369,807 shares of common stock issued and outstanding, respectively.

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
June 30, 2009
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

NOTE 7 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and the period from August 25, 2004 (inception) to June 30, 2009, to correct the following errors in the financial statements previously filed.

There were numerous corrections / adjustments that were made to the financial statements as of June 30, 2009 and  for the three and six months ended June 30, 2009 and the period from August 25, 2004 (inception) to June 30, 2009 ( see * below for detail).   The net effect of the correction of the errors are presented below:

BALANCE SHEET
June 30, 2009

		Net Change/
ASSETS	As Reported	Adjustments*	As Restated
CURRENT ASSETS
Cash and cash equivalents	$1,092	$20,504	$21,596
Prepaid Expenses	41,269	(41,269)	-
Inventory	2,150	-	2,150
TOTAL CURRENT ASSETS	44,511	(20,765)	23,746

TradeMark	4,996	(4,996)	-
PROPERTY, PLANT, AND EQUIPMENT	44,422	4,996	49,418
TOTAL ASSETS	$93,929	$(20,765)	$73,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$-	-
Accounts payable and accrued expenses	36,514	(69)	36,445
TOTAL CURRENT LIABILITIES	36,514	(69)	36,445

LONG-TERM LIABILITIES
Loans payable-shareholders	686,685	(296,561)	390,124
TOTAL LONG-TERM LIABILITIES	686,685	(296,561)	390,124

TOTAL LIABILITIES	723,199	(296,630)	426,569

STOCKHOLDERS’ DEFICIT
Preferred stock authorized 50,000,000 shares, $.0001 par value; None issued and outstanding.	-	-	-
Common stock authorized 350,000,000 shares, $.0001 par value; 27,369,807 shares issued and outstanding as of June 30, 2009.	2,736	1	2,737
Additional paid in capital	755,764	(1)	755,763
Accumulated deficit	(1,387,770)	275,865	(1,111,905)
		-
TOTAL STOCKHOLDERS' DEFICIT	(629,270)	275,865	(353,405)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	93,929	(20,765)	73,164

STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009
		Net Change/
	As Reported	Adjustments*	As Restated
REVENUE	$92	-	$92

TOTAL COST OF GOODS	-	-	-

GROSS PROFIT	92	-	92

OPERATING EXPENSES
Salaries	113,057	(113,057)	-
Selling, general and administrative	73,819	(23,242)	50,577
TOTAL OPERATING EXPENSES	186,876	(136,299)	50,577

LOSS FROM OPERATIONS	(186,784)	136,299	(50,485)

OTHER INCOME - INTEREST	-	-	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(186,784)	136,299	(50,485)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(186,784)	$136,299	$(50,485)

BASIC & DILUTED LOSS PER SHARE	$(0.01)	$0.01	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,369,809	-	27,369,809

STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2009

		Net Change/
	As Reported	Adjustments*	As Restated
REVENUE	$1,592	-	$1,592

TOTAL COST OF GOODS	-	-	-

GROSS PROFIT	1,592	-	1,592

OPERATING EXPENSES
Salaries	181,012	(181,012)	-
Selling, general and administrative	146,384	(84,948)	61,436
TOTAL OPERATING EXPENSES	327,396	(265,960)	61,436

LOSS FROM OPERATIONS	(325,804)	265,960	(59,844)

OTHER INCOME - INTEREST	-	-	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(325,804)	265,960	(59,844)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(325,804)	$265,960	$(59,844)

BASIC & DILUTED LOSS PER SHARE	$(0.01)	$0.01	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	27,369,809	-	27,369,809

STATEMENTS OF OPERATIONS
June 30, 2009

	From August 25, 2004 (inception) to June 30, 2009
		Net Change/
	As Reported	Adjustments*	As Restated
REVENUE	$194,704	$-	$194,704

TOTAL COST OF GOODS	64,545	-	64,545

GROSS PROFIT	130,159	-	130,159

OPERATING EXPENSES
Salaries	339,125	(181,012)	158,113
Selling, general and administrative	1,180,398	(94,853)	1,085,545
TOTAL OPERATING EXPENSES	1,519,523	(275,865)	1,243,658

LOSS FROM OPERATIONS	(1,389,364)	275,865	(1,113,499)

OTHER INCOME - INTEREST	1,594	-	1,594

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,387,770)	275,865	(1,111,905)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(1,387,770)	$275,865	$(1,111,905)

STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009
		Net Change/
	As Reported	Adjustments*	As Restated
NET CASH USED IN OPERATING ACTIVITIES	$(395,809)	$337,859	$(57,950)
NET CASH USED IN INVESTING ACTIVITIES	-	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	396,100	(320,075)	76,025

NET INCREASE (DECREASE) IN CASH	291	17,785	18,076

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	801	2,719	3,520

CASH AND CASH EQUIVALENTS END OF PERIOD	$1,092	$20,504	$21,596

STATEMENTS OF CASH FLOWS
June 30, 2009
	From August 25, 2004 (inception) to June 30, 2009

		Net Change/
	As Reported	Adjustments*	As Restated
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,408,189)	340,578	(1,067,611)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(49,418)	-	(49,418)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,458,699	(320,075)	1,138,624

NET INCREASE (DECREASE) IN CASH	1,092	20,504	21,596

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS END OF PERIOD	1,092	20,504	21 ,596

*These corrections are related to the incorrect inclusion of certain assets, liabilities and expenses of an affiliated company/ related party company in our June 30, 2009 quarterly financial statements included in the prior Form 10-Q filed with the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-K for the fiscal year ended December 31, 2008. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the quarterly report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Form 10-K; its quarterly reports on Forms 10-Q; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

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

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

Revenues Vanity had for the three months ended June 30, 2009 were $92, compared to $5,588 for the three months ended June 30, 2008. The decrease in revenues was primarily a result of little activity.

Operating Expenses Vanity had $50,577 in operating expenses for the three months ended June 30, 2009 as compared to $70,158 in operating expenses for the three months ended June 30, 2008. The decrease in operating expenses was primarily a result of decreased consulting that are included as part of Selling, General and Administrative expenses.

Cost of Sales were $0 for the three months ended June 30, 2009 as compared to $45 for the three months ended June 30, 2008.

Net Loss was $50,485 for the three months ended June 30, 2009, as compared to $64,615 for the three months ended June 30, 2008.  The decrease in net loss is principally attributable to decrease in selling, general and administrative cost.

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

Operating Expenses for the six months ended June 30, 2009 were $61,436 as compared to $95,081 in operating expenses for the six months ended June 30, 2008. The decrease in operating expenses was primarily a result of decreased consulting and professional fees that are included as part of Selling, General and Administrative expenses.

Cost of Sales were $0 for the six months ended June 30, 2009 as compared to $390 for the six months ended June 30, 2008.

 Net Loss was $59,844 for the six months ended June 30, 2009, as compared to $66,095for the six months ended June 30, 2008.  The decrease in net loss was primarily a result of decreased consulting and professional fees that are included as part of Selling, General and Administrative expenses.

Liquidity and Capital Resources:

Operating Activities   For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. At June 30, 2009, Vanity had cash and cash equivalents of $21,596, as compared to cash and cash equivalents of $801 as of December 31, 2008. The increase in cash and cash equivalents is primarily due to an increase in loans from shareholders.

Investing Activities   For the quarters ended June 30, 2009 and 2008, net cash used in investing activities was $0.

Financing Activities Net cash provided by financing activities for the six months ended June 30, 2009 was $76,025 as compared to $0 for the six months ended June 30, 2008.  The increase was comprised primarily of proceeds from loans payable due to shareholders, net.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2009.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2009 included in this Quarterly Report on Form 10-Q/A were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended June 30, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

VANITY EVENTS HOLDING, INC.

Date: August 10, 2010	By:	/s/ Samuel Wolf
Name: Samuel Wolf
Title: Principal Executive Officer

	By:	/s/ Eliezer Goldish
Name: Eliezer Goldish
Title: Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on August 9, 2010, on behalf of the registrant and in the capacities Indicated.

Signature	Title	Date

/s/ Samuel Wolf	Director, Chief Executive Officer and President (Principal Executive Officer)	August 10, 2010
Samuel Wolf

/s/ Eliezer Goldish	Director, Chief Financial Officer and Principal Financial Officer	August 10, 2010
Eliezer Goldish