Form 10-Q
period 2010-06-30
Vanity Events Holding, Inc.
filed 2010-08-18
CIK 1393935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of common stock outstanding as of August 17, 2010 was 64,239,807.

VANITY EVENTS HOLDING, INC.
2010 QUARTERLY REPORT ON FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	4

Condensed Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009 (unaudited)	5

Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009 (unaudited)	6

Condensed Consolidated Statement of Stockholders’ (Deficit) Equity for the period from January 1, 2008 through June 30, 2010 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the six months June 30, 2010 and 2009 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009
CURRENT ASSETS
Cash and cash equivalents	$64	$1,363,993
Accounts receivable, net	11,685	49,133
Inventory	-	17,593
Prepaid expenses and other current assets	26,182	10,143
TOTAL CURRENT ASSETS	37,931	1,440,862

OTHER ASSETS	29,536	4,996

PROPERTY AND EQUIPMENT	97,408	83,435
Less: Accumulated Depreciation and Amortization	(14,473)	(9,526)
PROPERTY AND EQUIPMENT, NET	82,935	73,909

TOTAL ASSETS	$150,402	$1,519,767

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Bank overdraft	$4,028	$-
Accounts payable and accrued expenses	529,461	183,933
Derivative liability	52,029	-
Convertible note payable	3,562	-
Loans payable	50,000	-
TOTAL CURRENT LIABILITIES	639,080	$183,933

LONG-TERM LIABILITIES
Loans payable-shareholders	-	129,271
TOTAL LONG-TERM LIABILITIES	-	129,271

TOTAL LIABILITIES	639,080	313,204

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock authorized 50,000,000 shares, $.0001 par value; None issued and outstanding.	-	-
Common stock authorized 350,000,000 shares, $.0001 par value; 52,739,807 and 38,349,807 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively.	5,274	3,835
Additional paid in capital	3,959,626	3,562,165
Deposit for capital stock	215,000	250,000
Accumulated deficit	(4,051,154)	(2,609,437)
	128,746	1,206,563
Due from related parties/shareholders	(617,424)	-

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(488,678)	1,206,563

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,402	$1,519,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended
	June 30, 2010	June 30, 2009
REVENUE	$18,431	$92

TOTAL COST OF GOODS SOLD	9,262	-

GROSS PROFIT	9,169	92

OPERATING EXPENSES

Payroll expense	349,779	-
Selling, general and administrative	190,994	50,577
Depreciation and amortization	4,947	-
TOTAL OPERATING EXPENSES	545,720	50,577

LOSS FROM OPERATIONS	(536,551)	(50,485)

OTHER INCOME (EXPENSE)
Interest Expense	(22,317)	-
Gain on change in Fair Value of Derivative Liability	16,726	-
	(5,591)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(542,142)	(50,485)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(542,142)	$(50,485)

BASIC & DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	48,172,251	27,369,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Six Months Ended
	June 30, 2010	June 30, 2009
REVENUE	$46,755	$1,592

TOTAL COST OF GOODS SOLD	28,779	-

GROSS PROFIT	17,976	1,592

OPERATING EXPENSES

Bad debt expense	37,577	-
Payroll Expense	775,282	-
Selling, general and administrative	636,296	61,436
Depreciation and amortization	4,947	-
TOTAL OPERATING EXPENSES	1,454,102	61,436

LOSS FROM OPERATIONS	(1,436,126)	(59,844)

OTHER INCOME (EXPENSE)
Interest Expense	(22,317)	-
Gain on change in Fair Value of Derivative Liability	16,726	-
	(5,591)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,441,717)	(59,844)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,441,717)	$(59,844)

BASIC & DILUTED LOSS PER SHARE	$(0.03)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	48,172,251	27,369,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
UNAUDITED

	Common Stock		Additional Paid-In	Deposit for Capital	Due from Related Parties/	Accumulated
	Shares	Amount	Capital	Stock	Shareholders	Deficit	Total
Balance at January 1, 2008, adjusted for recapitalization	26,869,807	$2,687	$745,813	$-	$-	$(747,881)	$619

Issuance of common stock for legal fees	500,000	50	9,950	-	-	-	10,000

Net loss for the year ended December 31, 2008						(314,085)	(314,085)
Balance at December 31, 2008	27,369,807	2,737	755,763	-	-	(1,061,966)	(303,466)

Issuance of common stock for cash	10,980,000	1,098	2,806,402	-	-	-	2,807,500
Deposit for Capital Stock				250,000		-	250,000
Net loss for the year ended December 31, 2009						(1,547,471)	(1,547,471)
Balance at December 31, 2009	38,349,807	3,835	3,562,165	250,000	-	(2,609,437)	1,206,563

Issuance of common stock for cash	1,000,000	100	14,900		-		15,000
Issuance of common stock for services rendered	12,390,000	1,239	132,661				133,900
Deposit for Capital Stock				215,000			215,000
Issuance of Stock for Prior Deposits	1,000,000	100	249,900	(250,000)			-
Due from Related Party/Shareholders					(617,424)		(617,424)
Net Loss for the period ended June 30, 2010						(1,441,717)	(1,441,717)
Balance at June 30, 2010	52,739,807	$5,274	$3,959,626	$215,000	$(617,424)	$(4,051,154)	$(488,678)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended
	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,441,717)	$(59,844)
Issuance of common shares for services	133,900	-
Depreciation and amortization	4,947	-
Bad debt expense	37,577	-
Amortization of debt discounts	22,317	-
Gain on change in fair value of derivative liability	(16,726)	-
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	(129)	-
Inventory and inventory writeoff	(17,593)	-
Prepaid expenses and other current assets	(12,434)	-
Accounts payable and accrued expenses	345,528	1,894
NET CASH USED IN OPERATING ACTIVITIES	(944,330)	(57,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets, software, and licenses	(6,932)	-
NET CASH USED IN INVESTING ACTIVITIES	(6,932)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	4,028	-
(Repayment) proceeds from loans payable-shareholders, net	(129,271)	-
Proceeds from issuance of convertible debenture	50,000	-
Proceeds (repayment) from notes payable, net	50,000	76,025
Proceeds from issuance of common stock	15,000	-
Deposit for Capital Stock	215,000	-
Due from Related Parties/Shareholders	(617,424)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(412,667)	76,025

NET (DECREASE) INCREASE IN CASH	(1,363,929)	18,076

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,363,993	3,520

CASH AND CASH EQUIVALENTS END OF PERIOD	$64	$21,596

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for income tax:	$-	$-

Cash paid during the period for interest	$-	$-

Non-Cash Investing and Financing Activities:
Property and equipment acquired in exchange for Due from Related Parties/Shareholders	$7,041	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY AND MANAGEMENT’S PLANS

Nature of Operations

VANITY EVENTS HOLDING, INC.  (the “Company” or “Vanity” or “We” or “Our”), was organized as a Delaware Corporation on August 25, 2004, and is a holding company with expanding lines of business. Utilizing the acquired trademark of America’s Cleaning Company™, Vanity has now established a cleaning company offering a full range of residential and commercial cleaning services as its only operating business at June 30, 2010.  This company intends to expand its reach through national franchising. In addition, the Company also plans to again in the future seek out, license, develop, promote, and bring to market various innovative consumer and commercial products.

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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a loss from operations of $542,142 and $1,441,717 for the three and six months ended June 30, 2010, respectively. Of the three and six months ended June 30, 2010 loss, $37,073 and $77,904 were from America’s Cleaning Company and the remaining was from Vanity. Additionally, the Company had negative cash flows from operations since date of inception and has a stockholders’ deficit of $4,051,154 as of June 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2010
(unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Reclassifications

Certain amounts in prior year’s consolidated financial statements and the related notes have been reclassified to conform to current period’s presentation. These reclassifications have no effect on previously reported results of operations.

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

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2010
(unaudited)

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Allowance for doubtful accounts of accounts receivable was $37,577 of which $0 was from America’s Cleaning Company as of June 30, 2010.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. As of June 30, 2010, the Company had $64 in cash and cash equivalents, and a bank overdraft of $4,028.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2010:

Six Months Ended June 30, 2010
Debt Derivative
Balance, January 1, 2010	$-
Total (gains) losses:
Initial fair value of debt derivative debenture issuance	68,755
Mark-to-market at June 30, 2010:
- Embedded debt derivative	(16,726)
Transfers in and/or out of Level 3

Balance, June 30, 2010	52,029

Net gain for the period included in earnings relating to the derivative liabilities held at June 30, 2010	$16,726

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2010
(unaudited)

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

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2010
(unaudited)

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

Management does not believe that any recently issues, but not effective, accounting standards, if currently adopted, would have a material effect on the company’s financial position, results of operations or operating cash flows.

NOTE 3 – INVENTORY

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

As of June 30, 2010, the Company was no longer pursuing its product lines, and accordingly has written off $6,947 in inventory during the six months ended June 30th, 2010.

In addition, the Company has included $24,540 of promotional products as prepaid expenses and other current assets at June 30th, 2010.

	June 30, 2010	December 31, 2009
Inventory	$0	$17,593

NOTE 4 – CONVERTIBLE DEBENTURE AND NOTES PAYABLE

CONVERTIBLE DEBENTURE

On June 4, 2010, the Company issued a $50,000 Convertible Debenture (the “Convertible Note”) that matures on June 4, 2011. The debenture bears interest at a rate of 10% per annum and will be convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of the lesser of i) 70% of the average closing bid price of the Company’s common stock during the five trading days immediately preceding conversion as quoted by Bloomberg, LP; or ii) the average of the closing bid price during the five trading days prior to conversion.

The Company has identified the embedded derivatives related to the Convertible Note entered into on June 4, 2010.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Convertible Note and to fair value as of each subsequent balance sheet date.  At the inception of the Convertible Note, the Company determined a fair value of $68,755 on the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	302.04%
Risk free rate:	0.34%

The initial fair value of the embedded debt derivative of $68,755 was allocated as a debt discount up to the proceeds of the Convertible Note ($50,000) with the remainder ($18,755) charged to current period operations as interest expense.

During the six months ended June 30, 2010, the Company amortized $3,562 to current period operations as interest expense.

At June 30, 2010 and December 31, 2009, Convertible Note balance consisted as the following:

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2010
(unaudited)

	June 30, 2010	December 31, 2009
$50,000 10% Convertible Note (Dated June 4, 2010), net of unamortized discount of $ 46,438 and $0, respectively	$3,562	$-
	$3,562	$-

NOTES PAYABLE

On June 11th and June 22nd, 2010, the Company received monies from an accredited investor, as a non-interest-bearing loan, without formal loan agreements and terms. The amounts received were $25,000 each, and were loaned as a favor to the Company.

NOTE 5 – DERIVATIVE LIABILITY

As described in Note 4 above Company's debt derivative consists of embedded derivatives related to the 10% Convertible Debenture issued June 4, 2010.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Convertible Promissory Note (estimated at $68,755) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash gain.

The Company recorded a gain on change in fair value of debt derivative of $16,726 for the six months ended June 30, 2010.

At June 30, 2010, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions:

Dividend yield:	-0-%
Volatility	304.09%
Risk free rate:	0.32%

As of the date of the financial statements the debt derivative valued at $52,029, and has been classified as a current liability.

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2009, the Company had a loan payable due to shareholders of $129,271. As of March 31st, 2010, the Company had loan receivables due from related parties / shareholders in the amount of $794,500, as a result of a Note issued by the Company which was executed in April 2010 under the direction of the Company’s former CEO, Steven Y. Moskowitz, without proper approval of the Company’s board of directors.  These related parties are or were under the common ownership / control and or management of Steven Y. Moskowitz, where he was an officer and or shareholder. The balance on this loan was $617,424 as of June 30th, 2010. Effective April 1, 2010, the Note bears an interest rate at 5% per annum on any unpaid balance and the Note is payable upon demand.  As of August 17, 2010, the Company’s loan receivables from this note were $617,424.

The Note issued by the Company under the direction of Mr. Moskowitz was not ratified by a decision of the board of directors.

The Company has accounted for and presented the loans due from related parties / shareholders as a reduction of stockholders’ equity or as a receivable within the stockholders’ equity in accordance with the guidance of ASC 505-10-45.  The Company cannot determine whether it will be able to collect any further monies on this Note as the filing date of this report.  The Company is determining what options it may have in attempting to take action to collect on the note.

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2010
(unaudited)

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

On June 8th, 2010, the Company acquired office equipment, including computers, printers, and desks, in exchange for a $7,041 reduction to loans due from shareholders. As of August 17th, 2010, the loans receivable is $617,424.

On June 11th and June 22nd, 2010, the Company received monies from an accredited investor, as a non-interest-bearing loan, without formal loan agreements and terms. The amounts received were $25,000 each, and were loaned as a favor to the Company.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.0001 per share, of which there were none issued and outstanding at June 30, 2010.

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, with par value of $0.0001 per share.  As of June 30, 2010, there were 52,739,807 shares of common stock issued and outstanding.

Deposit for Capital Stock

Through June 30, 2010, the Company had received $215,000 as deposit for common stock issuance agreements entered with certain investors for which the shares were yet to be issued. Those shares were issued subsequently on August 2nd, 2010. The total shares issued from those transactions were 11,500,000, bringing the total number of common stock shares issued and outstanding to 64,239,807 as of August 17th, 2010.

NOTE 8 – SUBSEQUENT EVENTS

On July 6th, 2010, the Company elected Yoel Goldfeder, Esq. as a director of the Company.

On July 29, 2010, the Company entered into a Securities Purchase Agreement with IIG Management LLC, providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $120,000.

As of August 17th, 2010, the Company has 9 full-time employees, including Messrs. Wolf and Goldish.

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

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

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

Revenues Vanity had for the three months ended June 30, 2010 were $18,431 of which $18,335 was America’s Cleaning Company, compared to $92 for the Company for the three months ended June 30, 2009. The increase in revenues was primarily a result of increased activity in America’s Cleaning Company operations.

Cost of Sales were $9,262 of which $9,262 was from America’s Cleaning Company for the three months ended June 30, 2010 as compared to $0 for the Company for the three months ended June 30, 2009.  The increase in Cost of Sales was primarily a result of increased activity in Americas Cleaning Company operations.

Payroll Expenses were $349,779 of which $35,921 was from America’s Cleaning Company for the three months ended June 30, 2010 as compared to $0 for the Company for the three months ended June 30, 2009. The increase in Payroll Expense was primarily a result of increased in numbered of salaried employees in the company.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for consulting and professional fees.  For the three months ended June 30, 2010, SG&A was $190,994 of which $9,961 was from America’s Cleaning Company as compared to $50,577 for the Company for the three months ended June 30, 2009. The increase in Selling, General and Administrative costs was primarily a result of consulting and professional fees.

Operating Expenses Vanity had $545,720 in operating expenses for the three months ended June 30, 2010 of which $46,145 was from America’s Cleaning Company for the three months ended June 30, 2010 as compared to $50,577 for the Company in operating expenses for the three months ended June 30, 2009. The increase in operating expenses was primarily a result of increased payroll expenses and consulting and professional fees.

Other Income (Expenses) Vanity had $5,591 in other income (expenses) for the three months ended June 30, 2010 of which $0 was from America’s Cleaning Company for the three months ended June 30, 2010 as compared to $0 for the Company in other income (expenses) for the three months ended June 30, 2009. The increase in other income (expenses) was primarily a result of interest expense on the convertible note payable, amortization of debt discount and the gain on change in fair value of derivative liability.

Net Loss was $542,142 of which $37,073 was from America’s Cleaning Company for the period ended June 30, 2010, as compared to $50,485 for the Company for the period ended June 30, 2009.  The increase in net loss is principally attributable to payroll expenses and selling, general and administrative cost incurred during the second quarter ended June 30, 2010.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Revenues for the six months ended June 30, 2010 were $46,755 of which $44,772 was from America’s Cleaning Company, compared to $1,592 for the Company for the six months ended June 30, 2009. The increase in revenues was primarily a result of increased activity in America’s Cleaning Company operations.

Cost of Sales were $28,779 of which $20,079 was from America’s Cleaning Company for the six months ended June 30, 2010 as compared to $0 for the Company for the three months ended June 30, 2009.  The increase in Cost of Sales was primarily a result of increased activity in Americas Cleaning Company operations.

Payroll Expenses were $775,282 of which $81,626 was from America’s Cleaning Company for the six months ended June 30, 2010 as compared to $0 for the Company for the six months ended June 30, 2009. The increase in Payroll Expense was primarily a result of increased in numbers of  salaried employees in the company.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for consulting and professional fees.  For the six months ended June 30, 2010, SG & A was $636,296 of which $20,689 was from America’s Cleaning Company as compared to $61,436 for the Company for the six months ended June 30, 2009. The increase in Selling, General and Administrative costs was primarily a result of payroll expenses and consulting and professional fees.

Operating Expenses Vanity had $1,454,102 in operating expenses of which $102,578 was from America’s Cleaning Company for the six months ended June 30, 2010 as compared to $61,436 for the Company in operating expenses for the six months ended June 30, 2009. The increase in operating expenses was primarily a result of increased payroll expenses and consulting and professional fees.

Other Income (Expenses) Vanity had $5,591 in other income (expenses) for the six months ended June 30, 2010 of which $0 was from America’s Cleaning Company for the six months ended June 30, 2010 as compared to $0 for the Company in other income (expenses) for the six months ended June 30, 2009. The increase in other income (expenses) was primarily a result of interest expense on the convertible note payable, amortization of debt discount and the gain on change in fair value of derivative liability.

Net Loss was $1,441,717 of which $77,903 was from America’s Cleaning Company for the period ended June 30, 2010, as compared to $59,844 for the Company for the period ended June 30, 2009.  The increase in net loss is principally attributable to payroll expenses incurred as a result of new employees hired by the Company and selling, general and administrative cost incurred during the six months ended June 30, 2010.

Liquidity and Capital Resources:

As of June 30, 2010, the Company had $64 in cash and cash equivalents as compared to $21,596 as of June 30, 2009 and $1,363,993 as of December 31, 2009.  The decrease from December 31, 2009 was mainly due to payments of a portion of payroll expenses and selling, general, and administrative expenses, in addition to an increase in loans due from related parties / shareholders under the direction of our former director and CEO, Steven Y. Moskowitz without proper approval of the board of directors. These related parties consist of SpongeTech Delivery Systems, Inc.; RM Enterprises International, Ltd.; Flo Weinberg Inc.; and/or any other companies and/or individuals where applicable that Mr. Moskowitz is or was an officer and or shareholder.

Operating Activities For the six months ended June 30, 2010, net cash used in operating activities was $944,330, of which $5,245 was from America’s Cleaning Company, primarily attributable to operations and consulting and professional fees. Net cash used in operating activities for the six months ended June 30, 2009 was $57,950. The increase is primarily attributable to an increase in SG&A costs.

Investing Activities For the six months ended June 30, 2010, net cash used in investing activities was $6,932, of which $4,170 was from America’s Cleaning Company, primarily related to the purchase of fixed assets, software and licenses. Net cash used in investing activities for the six months ended June 30, 2009 was $0. The increase is primarily related to the purchase of fixed assets, software and licenses.

Financing Activities Net cash used in financing activities for the six months ended June 30, 2010 was $412,667. The increase in net cashed used in financing activities is primarily attributable to loans made to the company and to repayment of loans made by certain related parties / shareholders, which Steven Y. Moskowitz, our former CEO and director was affiliated at the time without prior ratification by the Company’s board of directors. These related parties are or were under common ownership / control and/or management of Steven Y. Moskowitz, where Steven Y. Moskowitz was an officer and/or shareholder. Net cash provided by financing activities during the six months ended June 30, 2009 was $76,025 and was primarily attributable to advances / proceeds received from the same related parties / shareholders as discussed above.

The funds used in financing activities as discussed above are far exceed the $330,000 we raised / received during the six months ended June 30, 2010 as compared to $76,025 funds received during the six months ended June 30, 2009, which was primarily due to:

1)	$15,000 proceeds from issuance of 1,000,000 shares of the Company's common stock for cash
2)	$215,000 proceeds from deposit of common stock issuance agreement entered with certain investors for which the shares were yet to be issued.
3)	$50,000 proceeds from the 10% Convertible Note Payable
4)	$50,000 funds received from an accredited investor in financing our operations

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2010.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2010 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. As of the quarter ended March 31, 2010, the Company identified certain control deficiencies related to the Company’s flow of funds which resulted in Steven Moskowitz, a former officer and director of the Company, making certain loans to other companies with which he was affiliated at the time without prior ratification by the board of directors. Specifically, as of June 30, 2010, the Company had loan receivables totaling $617,424 as a result of a Note issued by the Company which was executed subsequently in April 2010 under the direction of the Company’s former CEO, Steven Moskowitz. As of August 17, 2010, the amounts of such loan receivables were $617,424. The Company’s management has implemented policies requiring all internal directors to periodically review banking statements as well adding automatic alerts regarding various transactions to be sent to internal directors. The Company is also evaluating measures and procedures that can be established to ensure that all such future corporate actions are reviewed and approved by the board of directors in advance. Further, as disclosed in Note 4 to the financial statements, the Company does not currently know whether it will be able to collect any further monies on this Note, and therefore has listed the value of the receivable as a contra-asset account on its financial statements. The Company is determining what options it may have in attempting to take action to collect on the note.

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

Not applicable.

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

VANITY EVENTS HOLDING, INC.

Date: August 18, 2010	By:	/s/ Samuel Wolf
Name: Samuel Wolf
Title: Principal Executive Officer

	By:	/s/ Eliezer Goldish
Name: Eliezer Goldish
Title: Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on August 18, 2010, on behalf of the registrant and in the capacities Indicated.

Signature	Title	Date

/s/ Samuel Wolf	Director, Chief Executive Officer and President (Principal Executive Officer)	August 18, 2010
Samuel Wolf

/s/ Eliezer Goldish	Director, Chief Financial Officer and Principal Financial Officer	August 18, 2010
Eliezer Goldish