Form 10-Q/A
period 2009-09-30
Vanity Events Holding, Inc.
filed 2010-11-12
CIK 1393935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

Form 10-Q /A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock outstanding as of October 31, 2009 was 35,999,807.

EXPLANATORY NOTE

In this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2009 (this “Form 10-Q/A”), we refer to Vanity Events Holding, Inc. a Delaware corporation, as “we,” “us,” “our” “the Company” or “our company.”

We are filing this Form 10-Q/A to amend certain disclosures in our Quarterly Report on Form 10-Q for the quarter ended  September 30, 2009, as originally filed with the Securities and Exchange Commission (the “SEC”) on  November 13th, 2009 (our “Report”).  The principal changes to our Report in this Form 10-Q/A are as follows:

We have identified certain accounting errors related to the incorrect inclusion of certain expenses, assets and liabilities of an affiliated company / related party company in our September 30, 2009 quarterly financial statements included in the prior Form 10Q filed with the SEC.  Consequently, there were numerous adjustments that were made to the financial statements for the periods ended September 30, 2009.  In addition, the Company had not included the statement of operations for the three months ended September 30, 2009 and 2008 with the Report previously filed with the SEC; this is corrected and comparisons are made accordingly. The net effect of the correction of these errors resulted in a decrease in the Company’s reported total assets and liabilities as of September 30, 2009 by $41,444 and $177,249, respectively, and an increase in stockholders’ equity of $135,805.  In addition, the net effect of the correction of these errors resulted in a decrease in the Company’s reported net loss for the three and nine months ended September 30, 2009 by $119,954 and $125,900, respectively, a decrease in net cash used in operating activities for the nine months ended September 30, 2009 by $158,299, a decrease in net cash provided by financing activities for the nine months ended September 30, 2009 by $160,682, and an increase in cash and cash equivalents end of period by $336 for the nine months ended September 30, 2009.

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

The Company has also revised its Management’s Discussion and Analysis Results of Operations included in this Form 10Q/A accordingly to reflect all changes. Additionally, the Company expanded its analysis of the changes in our balance sheet, statement of operations and statement of cash flows and for all periods presented.

We have also revised and updated, Part I Item 4.  Controls and Procedures to this Form 10-Q/A.
We have also revised and updated, Part II Item 6.  Exhibit to this Form 10-Q/A.

This Form 10-Q/A does not contain our auditor’s review report as it is not required pursuant to SEC RegS-X.T.Rule10-01(d).

Other than the correction of typographical and the errors described above, all other information in the Report remains unchanged. For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended and restated. Except to the extent relating to the restatement of our consolidated financial statements and other financial information described above, this amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Report.

PART I. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
SEPTEMBER 30, 2009 QUARTERLY REPORT ON FORM 10-Q/A

PART I

ITEM 1. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2009 (Unaudited) (As Restated)	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,223,292	$801
Accounts receivable	1,418	-
Prepaid expenses	978	-
Inventory	48,754	2,150
TOTAL CURRENT ASSETS	2,274,442	2,951

OTHER ASSETS	49,418	49,418

Deposit on investment	50,000	-

PROPERTY AND EQUIPMENT, net	67,622	-
TOTAL ASSETS	2,441,482	52,369

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft	$-	$7,186
Accounts payable and accrued expenses	25,418	34,550
TOTAL CURRENT LIABILITIES	25,418	41,736

LONG-TERM LIABILITIES
Loans payable-shareholders	150,124	314,099
TOTAL LONG-TERM LIABILITIES	150,124	314,099

TOTAL LIABILITIES	175,542	355,835

STOCKHOLDERS’ DEFICIT
Preferred stock authorized 50,000,000 shares, $.0001 par value; None issued and outstanding.	-	-
Common stock authorized 350,000,000 shares, $.0001 par value; 35,999,807 and 27,369,807 shares issued and outstanding as of September 30, 2009, and December 31, 2008.	3,600	2,737
Additional paid in capital	2,912,400	755,763
Deposit for capital stock	900,000	-
Accumulated deficit	(1,550,060)	(1,061,966)
TOTAL STOCKHOLDERS' (DEFICIT)	2,265,940	(303,466)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,441,482	$52,369

The accompanying notes are an integral part of these unaudited condensed financial statements.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the nine months ended
	September 30, 2009 (As Restated)	September 30, 2008	August 25 2004, (inception) to September 30, 2009 (As Restated)
REVENUE	$5,540	$53,015	$198,652

TOTAL COST OF GOODS	2,385	390	66,931

GROSS PROFIT	3,155	52,625	131,721

OPERATING EXPENSES
Salaries	202,434	42,140	360,547
Selling, general and administrative	299,273	219,038	1,323,382
TOTAL OPERATING EXPENSES	501,707	261,178	1,683,928

LOSS FROM OPERATIONS	(498,552)	(208,553)	(1,552,207)

OTHER INCOME - INTEREST	553	-	2,147

LOSS BEFORE PROVISION FOR INCOME TAXES	(497,999)	(208,553)	(1,550,060)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(497,999)	$(208,553)	$(1,550,060)

BASIC & DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	28,449,734	26,815,496	28,449,734

The accompanying notes are an integral part of these unaudited condensed financial statements.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended
	September 30, 2009	September 30, 2008
REVENUE	$3,948	$23,639

TOTAL COST OF GOODS	2,385	-

GROSS PROFIT	1,563	23,639

OPERATING EXPENSES
Salaries	202,434	40,733
Selling, general and administrative	237,837	125,364
TOTAL OPERATING EXPENSES	440,271	166,097

LOSS FROM OPERATIONS	(438,708)	(142,458)

OTHER INCOME - INTEREST	553	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(438,155)	(142,458)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(438,155)	$(142,458)

BASIC & DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	28,449,734	26,954,075

The accompanying notes are an integral part of these unaudited condensed financial statements.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited
			August 25 2004, (inception) to September 30, 2009 (As Restated)
	For the nine months ended
	September 30, 2009 (As Restated)	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(497,999)	$(208,553)	$(1,550,060)
Issuance of common shares for legal services	-	10,000	10,000
Inventory	(46,604)	(2,150)	(48,754)
Accounts receivable	(1,418)	(23,514)	(1,418)
Accounts payable and accrued expenses	(9,132)	32,854	25,418
Prepaid expenses	(978)	-	(978)
NET CASH USED IN OPERATING ACTIVITIES	(556,131)	(191,363)	(1,565,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets, software, and licenses	(67,622)	-	(67,622)
Deposit on investment	(50,000)	-	(50,000)
Purchase of other assets	-	(196)	(49,418)
NET CASH USED IN INVESTING ACTIVITIES	(117,622)	(196)	(167,040)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) Proceeds from loans payable-shareholders, net	(163,975)	192,511	150,124
Proceeds from issuance of common stock	3,057,500	-	3,806,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,893,525	192,511	3,956,124

NET INCREASE (DECREASE) IN CASH	2,219,772	952	2,223,292

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	3,520	4,825	-

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,223,292	$5,777	$2,223,292

The accompanying notes are an integral part of these unaudited condensed financial statements

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSEDFINANCIAL STATEMENTS
September 30, 2009
(Unaudited and Restated)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY AND MANAGEMENT’S PLANS

Nature of Operations

VANITY EVENTS HOLDING, INC. (the “Company”), was organized as a Delaware Corporation on August 25, 2004, and is in the business of licensing and promotions through its group of touring swimsuit models. The Company is a development stage entity that provides entertainment and attracts attention at events, including swimsuit competitions, calendar signings, and auto shows. Beginning in July 2009, the Company began seeking out innovative products and developing a cleaning services business model for the sake of franchising.

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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had slowed down its operations in the beginning of 2009, then began hiring staff in July 2009 for its new business plans.  As shown in the accompanying financial statements, the Company incurred a loss from operations of $497,999 and $208,553 for the nine months ended September 30, 2009 and 2008, respectively. Additionally, the Company had negative cash flows from operations since date of inception and has an accumulated deficit of $1,550,060 at September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSEDFINANCIAL STATEMENTS (continued)
September 30, 2009
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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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
September 30, 2009
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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. There were $1,418 and $0 of accounts receivable as of September 30, 2009 and December 31, 2008, respectively. Allowance for doubtful accounts of accounts receivable was $0 as of September 30, 2009.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. As of September 30, 2009, the Company had $2,223,292 in cash and cash equivalents.

VANITY EVENTS HOLDING, INC.
(A Development Stage Company)
NOTES TO CONDENSEDFINANCIAL STATEMENTS (continued)
September 30, 2009
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
September 30, 2009
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
September 30, 2009
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

NOTE 3 – INVENTORY

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Components of inventories as of September 30, 2009 and December 31, 2008 consist of the following.

	September 30, 2009	December 31, 2008
Goods Available for Sale	$48,754	$2,150

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company has shareholder loans payable of $150,124 at September 30, 2009 and $314,099 as of December 31, 2008. The loans are non-interest bearing.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Lease agreements:

The Company currently operates out of leased property located at 43 West 33rd Street, Suite 600, New York, New York. The terms of the lease are month to month by a related party at a monthly lease cost of $1,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.0001 per share, of which there were none issued and outstanding at September 30, 2009.

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, with par value of $0.0001 per share.  As of September 30, 2009 and December 31, 2008, there were 35,999,807 and 27,369,807 shares of common stock issued and outstanding, respectively.

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
September 30, 2009
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

In September, 2009, the Company received a deposit of $900,000 to be used in a private placement transaction to purchase shares pursuant to a Securities Purchase Agreement.

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

NOTE 7 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and the period from August 25, 2004 (inception) to September 30, 2009, to correct the following errors in the financial statements previously filed.

There were numerous corrections / adjustments that were made to the financial statements as of September 30, 2009 and  for the three and nine months ended September 30, 2009 and the period from August 25, 2004 (inception) to September 30, 2009.  These corrections are related to the incorrect inclusion of certain assets, liabilities and expenses of an affiliated company / related party company.  The net effects of the correction of the errors are presented below:

BALANCE SHEET
September 30, 2009

ASSETS	As Reported	Net Change/ Adjustments*	As Restated
CURRENT ASSETS
Cash and cash equivalents	$2,223,466	$(174)	$2,223,292
Accounts Receivable	$1,419	(1)	$1,418
Prepaid Expenses	42,247	(41,269)	978
Inventory	48,754	-	48,754
TOTAL CURRENT ASSETS	2,315,886	$(41,444)	2,274,443

OTHER CURRENT ASSETS	49,418	-	49,418

Deposit on investment	-	50,000	50,000

PROPERTY, PLANT, AND EQUIPMENT	117,622	(50,000)	67,622
TOTAL ASSETS	$2,482,926	$(41,444)	$2,441,483

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$-	-
Accounts payable and accrued expenses	42,075	(16,657)	25,418
TOTAL CURRENT LIABILITIES	42,075	(16,657)	25,418

LONG-TERM LIABILITIES
Loans payable-shareholders	310,716	(160,592)	150,124
TOTAL LONG-TERM LIABILITIES	310,716	(160,592)	150,124

TOTAL LIABILITIES	352,791	(177,249)	175,542

STOCKHOLDERS’ DEFICIT
Preferred stock authorized 50,000,000 shares, $.0001 par value; None issued and outstanding.	-	-	-
Common stock authorized 350,000,000 shares, $.0001 par value; 35,999,807 shares issued and outstanding as of September 30, 2009.	3,599	1	3,600
Additional paid in capital	2,912,401	(1)	2,912,400
Accumulated deficit	(1,685,865)	135,805	(1,550,060)
Deposit for capital stock	900,000	-	900,000
TOTAL STOCKHOLDERS' DEFICIT	2,130,135	135,805	2,265,940

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	2,482,926	(41,444)	2,441,482

STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2009

	As Reported	Net Change/ Adjustments*	As Restated
REVENUE	$5,540	0	$5,540

TOTAL COST OF GOODS	2,386	(1)	$2,385

GROSS PROFIT	3,154	1	3,155

OPERATING EXPENSES
Salaries	244,446	(42,012)	202,434
Selling, general and administrative	403,356	(104,083)	299,273
TOTAL OPERATING EXPENSES	647,802	(146,095)	501,707

LOSS FROM OPERATIONS	(644,648)	146,095	(498,552)

OTHER INCOME - INTEREST	553	0	553
Adjustment to cash balance	20,196	(20,196)	-
LOSS BEFORE PROVISION FOR INCOME TAXES	(623,899)	125,900	(497,999)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(623,899)	$125,900	$(497,999)

BASIC & DILUTED LOSS PER SHARE	$(0.02)	$(0.00)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	35,999,807	(7,550,073)	28,449,734

STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009

	As Reported	Net Change/ Adjustments*	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(623,899)	125,900	(497,999)
Prepaid Expenses	(42,247)	41,269	(978)
Inventory	(46,604)	(0)	(46,604)
Accounts receivable	(1,419)	1	(1,418)
Bank overdraft	(7,186)	7,186	-
Accounts payable and accrued expenses	7,525	(16,657)	(9,132)
Miscellaneous adjustment	(600)	600	-
NET CASH USED IN OPERATING ACTIVITIES	$(714,430)	$158,299	$(556,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets, software, and licenses	(67,622)	0	(67,622)
Deposit on investment	(50,000)	-	(50,000)
NET CASH USED IN INVESTING ACTIVITIES	(117,622)	0	(117,622)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment) Proceeds from loans payable-shareholders, net	(3,293)	(160,682)	(163,975)
Proceeds from issuance of common stock	3,057,500	-	3,057,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,054,207	(160,682)	2,893,525

NET INCREASE (DECREASE) IN CASH	2,222,155	(2,383)	2,219,772

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	801	2,719	3,520

CASH AND CASH EQUIVALENTS END OF PERIOD	$2,222,956	$336	$2,223,292

STATEMENTS OF OPERATIONS
September 30, 2009

	From August 25, 2004 (inception) to September 30, 2009
	As Reported	Net Change/ Adjustments*	As Restated
REVENUE	198,652	0	198,652

TOTAL COST OF GOODS	66,931	(0)	66,931

GROSS PROFIT	131,721	-	131,721

OPERATING EXPENSES
Salaries	538,528	(177,981)	360,547
Selling, general and administrative	1,437,370	(113,988)	1,323,382
TOTAL OPERATING EXPENSES	1,975,898	(291,970)	1,683,928

LOSS FROM OPERATIONS	(1,844,177)	291,970	(1,552,207)

OTHER INCOME - INTEREST	2,147	0	2,147

Adjustment to cash balance	20,196	(20,196)	-

Salary reimbursement	135,969	(135,969)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,685,865)	135,805	(1,550,060)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	(1,685,865)	135,805	(1,550,060)

STATEMENTS OF CASH FLOWS
September 30, 2009

	From August 25, 2004 (inception) to September 30, 2009
	As Reported	Net Change/ Adjustments*	As Restated
NET CASH USED IN OPERATING ACTIVITIES	(1,726,720)	160,928	(1,565,792)

NET CASH USED IN INVESTING ACTIVITIES	(167,040)	0	(167,040)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,116,716	(160,592)	3,956,124

NET INCREASE (DECREASE) IN CASH	2,222,956	336	2,223,292

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS END OF PERIOD	2,222,956	336	2,223,292

* Note: These corrections are related to the incorrect inclusion of some assets, liabilities, and expenses of an affiliated/related party company in our September 30, 2009 financial statements included in the prior form 10-Q filed with the SEC.

In addition, a $9,905 correction is made for the January 1, 2009 cash beginning balance, which was a bank balance of $3,520 instead of a bank balance of $801 in cash and a bank overdraft of $7,186, as previously filed.

The Company had not included the Statement of Operations for the three months ended September 30, 2009 and 2008 with its September 30, 2009 Form 10-Q filing previously filed with the SEC. Accordingly, the Company has properly included the statements of operations for the three months ended September 30, 2009 and 2008 in this Amendment No. 1 to the Quarterly Report Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "our company believes," "management believes" and similar language. These forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the following discussion and under the heading "- Risk Factors" in our Form 10-K for the fiscal year ended December 31, 2008. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

To the extent that statements in the quarterly report are not strictly historical, including statements as to revenue projections, business strategy, outlook, objectives, future milestones, plans, intentions, goals, future financial conditions, future collaboration agreements, the success of the Company's development, events conditioned on stockholder or other approval, or otherwise as to future events, such statements are forward-looking, All forward-looking statements, whether written or oral, and whether made by or on behalf of the company, are expressly qualified by the cautionary statements and any other cautionary statements which may accompany the forward-looking statements, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this annual report are subject to certain risks and uncertainties that could cause actual results to differ materially from the statements made. Other important factors that could cause actual results to differ materially include the following: business conditions and the amount of growth in the Company's industry and general economy; competitive factors; ability to attract and retain personnel; the price of the Company's stock; and the risk factors set forth from time to time in the Company's SEC reports, including but not limited to its annual report on Forms 10-K ; its quarterly reports on Forms 10-Q ; and any reports on Form 8-K. In addition, the company disclaims any obligation to update or correct any forward-looking statements in all the Company's annual reports and SEC filings to reflect events or circumstances after the date hereof.

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	The intensity of competition; and
•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q/A that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements for licensing, logos and content images for the mobile phone, computers, apparel, cosmetic industries and other related products of Vanity Events Holding, Inc.

VANITY RESULTS OF OPERATIONS

Overview

VANITY EVENTS HOLDING, INC. (the “Company”), was organized as a Delaware Corporation on August 25, 2004, and is in the business of licensing and promotions through its group of touring swimsuit models. The Company is a development stage entity that provides entertainment and attracts attention at events, including swimsuit competitions, calendar signings, and auto shows. Beginning in July 2009, the Company began seeking out innovative products and developing a cleaning services business model for the sake of franchising.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

Revenues Vanity had for the three months ended September 30, 2009 were $3,948, compared to $23,639 for the three months ended September 30, 2008. The decrease in revenues was primarily a result of little sales activity.

Operating Expenses Vanity had $440,271 in operating expenses for the three months ended September 30, 2009 as compared to $166,097 in operating expenses for the three months ended September 30, 2008. The increase in operating expenses was primarily a result of increased salaries and consulting fees that are included as part of Selling, General and Administrative expenses.

Cost of Sales were $2,385 for the three months ended September 30, 2009 as compared to $0 for the three months ended September 30, 2008.

Net Loss was $438,155 for the period ended September 30, 2009, as compared to $142,458 for the period ended September 30, 2008.  The increase in net loss is principally attributable to increases in salaries and selling, general and administrative costs.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

This discussion should be read in conjunction with our financial statements included elsewhere in this report. Vanity began active operation on August 25, 2004, and has a fiscal operating year of January 1 to December 31.

Revenues for the nine months ended September 30, 2009 were $5,540, compared to $53,015 for the nine months ended September 30, 2008. The decrease in revenues was primarily a result of little sales activity.

Operating Expenses for the nine months ended September 30, 2009 were $501,707 as compared to $261,178 in operating expenses for the nine months ended September 30, 2008. The increase in operating expenses was primarily a result of increased salaries and consulting and professional fees that are included as part of Selling, General and Administrative expenses.

Cost of Sales were $2,385 for the nine months ended September 30, 2009 as compared to $390 for the nine months ended September 30, 2008.

 Net Loss was $497,999 for the nine months ended September 30, 2009, as compared to $208,553for the nine months ended September 30, 2008.  The increase in net loss is principally attributable to salaries and selling, general and administrative costs.

Liquidity and Capital Resources:

Operating Activities   For purposes of reporting cash flows, cash includes demand deposits, time deposits, and short-term cash equivalents with original maturities of three months or less. At September 30, 2009, Vanity had cash and cash equivalents of $2,223,292, as compared to cash and cash equivalents of $801 as of December 31, 2008. The difference in cash and cash equivalents is primarily due to financing activities which raised funds in preparation for activity in subsequent quarters.

Investing Activities   For the nine months ended September 30, 2009 and 2008, net cash used in investing activities was $117,622 and $196, respectively. The increase in cash used in investing activities is primarily due to purchase of desks and computers and a deposit for a potential investment opportunity.

Financing Activities Net cash provided by financing activities for the nine months ended September 30, 2009 was $2,893,525 as compared to $192,511 for the nine months ended September 30, 2008.  The increase was comprised primarily of sale of common stock to investors.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2009.

Management’s Report on Internal Control over Financial Reporting

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2009 included in this Quarterly Report on Form 10-Q/A were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three and nine months ended September 30, 2009 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

VANITY EVENTS HOLDING, INC.

Date: November 12, 2010	By:	/s/ Samuel Wolf
Name: Samuel Wolf
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Eliezer Goldish
Name: Eliezer Goldish
Title: Chief Financial Officer (Principal Financial Officer)