Form 10-Q
period 2010-09-30
Vanity Events Holding, Inc.
filed 2010-11-22
CIK 1393935

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission file number 001-15751

VANITY EVENTS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2114545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 670793
Flushing, N.Y. 11367
(Address of principal executive offices)

(646) 214-5995
 (Registrant’s telephone number, including area code)

43 West 33rd Street, Suite 600
New York, NY 10001
(Former name or address, if changed since last report)

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

Number of shares of common stock outstanding as of November 17, 2010 was 64,239,807.

VANITY EVENTS HOLDING, INC.
2010 QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	F - 2

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited)	F - 3

Condensed Consolidated Statement of Stockholders’ (Deficit) Equity for the period from January 1, 2008 through September 30, 2010 (unaudited)	F - 5

Condensed Consolidated Statements of Cash Flows for the nine months September 30, 2010 and 2009 (unaudited)	F - 6

Notes to Condensed Consolidated Financial Statements (unaudited)	F - 7

VANITY EVENTS HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$810	$1,363,993
Accounts receivable, net	11,202	49,133
Inventory	-	17,593
Prepaid expenses and other current assets	12,500	10,143
TOTAL CURRENT ASSETS	24,512	1,440,862

OTHER ASSETS	29,536	4,996

PROPERTY AND EQUIPMENT	95,006	83,435
Less: Accumulated Depreciation and Amortization	(19,924)	(9,526)
PROPERTY AND EQUIPMENT, NET	75,082	73,909

TOTAL ASSETS	$129,130	$1,519,767

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$297,243	$183,933
Deferred revenue	37,169	-
Derivative liability	717,070	-
Convertible notes payable, net of unamortized discount of $133,123 and $0, respectively	36,877	-
Loan payable	50,000	-
Accrued payroll liabilities and sales tax liabilities	281,101	-
TOTAL CURRENT LIABILITIES	1,419,460	183,933

LONG-TERM LIABILITIES
Loans payable-shareholders	-	129,271
TOTAL LONG-TERM LIABILITIES	-	129,271

TOTAL LIABILITIES	1,419,460	313,204
Commitments and Contingencies
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock authorized 50,000,000 shares, $0.0001 par value; None issued and outstanding.	-	-
Common stock authorized 350,000,000 shares, $0.0001 par value; 64,239,807 and 38,349,807 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.	6,424	3,835
Additional paid in capital	4,173,476	3,562,165
Deposit for capital stock	-	250,000
Accumulated deficit	(4,852,806)	(2,609,437)
	(672,906)	1,206,563
Due from related parties/shareholders	(617,424)	-

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,290,330)	1,206,563

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$129,130	$1,519,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
	For the Three Months Ended
	September 30, 2010	September 30, 2009
REVENUE	$14,706	$3,948

TOTAL COST OF GOODS	3,443	2,385

GROSS PROFIT	11,263	1,563

OPERATING EXPENSES

Payroll expense	187,479	202,434
Selling, general and administrative	37,006	237,837
Depreciation and amortization	5,451	-
TOTAL OPERATING EXPENSES	229,936	440,271

LOSS FROM OPERATIONS	(218,673)	(438,708)

OTHER INCOME (EXPENSE)
Interest Expense	(484,903)	553
Loss on change in Fair Value of Derivative Liability	(97,141)	-
	(582,044)	553
LOSS BEFORE PROVISION FOR INCOME TAXES	(800,717)	(438,155)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(800,717)	$(438,155)

BASIC & DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	60,239,807	28,449,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
	For the Nine Months Ended
	September 30, 2010	September 30, 2009
REVENUE	$61,461	$5,540

TOTAL COST OF GOODS	32,222	2,385

GROSS PROFIT	29,239	3,155

OPERATING EXPENSES

Bad debt expense	37,577	-
Payroll Expense	962,761	202,434
Selling, general and administrative	674,237	299,273
Depreciation and amortization	10,398
TOTAL OPERATING EXPENSES	1,684,973	501,707

LOSS FROM OPERATIONS	(1,655,734)	(498,552)

OTHER INCOME (EXPENSE)
Interest Income (Expense)	(507,221)	553
Loss on change in Fair Value of Derivative Liability	(80,414)	-
	(587,635)	553
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,243,369)	(497,999)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(2,243,369)	$(497,999)

BASIC & DILUTED LOSS PER SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	52,255,704	28,449,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
UNAUDITED
			Additional	Deposit
	Common Stock		Paid-In	for Capital	Due from Related	Accumulated
	Shares	Amount	Capital	Stock	Parties/Shareholders	Deficit	Total
Balance at January 1, 2008, adjusted for recapitalization	26,869,807	$2,687	$745,813	$-	$-	$(747,881)	$619

Issuance of common stock for legal fees	500,000	50	9,950	-	-	-	10,000

Net loss for the year ended December 31, 2008						(314,085)	(314,085)
Balance at December 31, 2008	27,369,807	2,737	755,763	-	-	(1,061,966)	(303,466)

Issuance of common stock for cash	10,980,000	1,098	2,806,402	-	-	-	2,807,500
Deposit for Capital Stock				250,000		-	250,000
Net loss for the year ended December 31, 2009						(1,547,471)	(1,547,471)
Balance at December 31, 2009	38,349,807	3,835	3,562,165	250,000	-	(2,609,437)	1,206,563

Issuance of common stock for cash	12,500,000	1,250	228,750		-		230,000
Issuance of common stock for services rendered	12,390,000	1,239	132,661				133,900
Issuance of Stock for Prior Deposits	1,000,000	100	249,900	(250,000)			-
Due from Related Party/Shareholders					(617,424)		(617,424)
Net Loss at September 30, 2010						(2,243,369)	(2,243,369)
Balance at September 30, 2010	64,239,807	$6,424	$4,173,476	$-	$(617,424)	$(4,852,806)	$(1,290,330)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
	For the Nine Months Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,243,369)	$(497,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common shares for services	133,900	-
Depreciation and amortization	10,398	-
Bad debt expense	37,577	-
Amortization of debt discounts	503,533	-
Loss on change in fair value of derivative liability	80,414	-
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accounts receivable	354	(1,418)
Inventory and inventory writeoff/adjustments	(11,947)	(46,604)
Prepaid expenses and other current assets	(2,357)	(978)
Accounts payable and accrued expenses	394,411	(9,132)
Deferred revenue	37,169
NET CASH USED IN OPERATING ACTIVITIES	(1,059,917)	(556,131)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets, software, and licenses	(6,571)	(67,622)
Deposit on investment	-	(50,000)
Purchase of other assets	-	-
NET CASH USED IN INVESTING ACTIVITIES	(6,571)	(117,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	-	-
(Repayment) proceeds from loans payable-shareholders, net	(129,271)	(163,975)
Proceeds from issuance of convertible debenture	170,000	-
Proceeds (repayment) from notes payable, net	50,000	-
Proceeds from issuance of common stock	230,000	3,057,500
Due from Related Parties/Shareholders	(617,424)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(296,695)	2,893,525

NET DECREASE IN CASH	(1,363,183)	2,219,772

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	1,363,993	3,520

CASH AND CASH EQUIVALENTS END OF PERIOD	$810	$2,223,292

SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid during the period for income tax:	$-	$-

Cash paid during the period for interest	$-	$-

Non-cash investing and financing activities during the period:
Property and equipment acquired in exchange for balance due from Related Parties/Shareholders	$7,401	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND LIQUIDITY AND MANAGEMENT’S PLANS

Nature of Operations

VANITY EVENTS HOLDING, INC.  (the “Company” or “Vanity” or “We” or “Our”), was organized as a Delaware Corporation on August 25, 2004, and is a holding company with expanding lines of business. Utilizing the acquired trademark of America’s Cleaning Company™, Vanity has now established a cleaning company offering a full range of residential and commercial cleaning services as its only operating business at September 30, 2010.  This company intends to expand its reach through national franchising. In addition, the Company also plans to again in the future seek out, license, develop, promote, and bring to market various innovative consumer and commercial products.

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

In addition, the Company decided during the second quarter of 2010 to temporarily pull back on its products operations in order to focus its efforts on America’s Cleaning Company and the Company’s franchising efforts. In September 2010 the Company was forced to temporarily suspend its cleaning services operations due to a lack of available funds.

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

Liquidity and Management’s Plans

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a loss from operations of $218,673 and $1,655,734 for the three and nine months ended September 30, 2010, respectively. Of the three and nine month’s ended September 30, 2010 loss from operations, $36,608 and $116,512 were from America’s Cleaning Company and the remaining was from Vanity. Additionally, the Company had negative cash flows from operations since date of inception and has a stockholders’ deficit of $4,852,806 as of September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Allowance for doubtful accounts of accounts receivable was $37,577 of which $0 was from America’s Cleaning Company as of September 30, 2010.

Cost of Goods Sold

Cost of sales includes cost of products or outsourced services, other direct costs and shipping costs.

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

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash are considered to be cash equivalents. As of September 30, 2010, the Company had $810 in cash and cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2010:

Nine Months Ended September 30, 2010
Debt Derivative
Balance, January 1, 2010	$-
Total (gains) losses
Initial fair value of debt derivative debenture issuance	636,656
Mark-to-market at September 30, 2010:
- Embedded debt derivative	80,414
Transfers in and/or out of Level 3

Balance, September 30, 2010	717,070

Loss on change in fair value for the derivative liabilities for the period included in earnings relating to the convertible notes payable held at September 30, 2010	$(80,414)

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

As of September 30, 2010, the Company was no longer pursuing its product lines, and accordingly has written off 6,947 in inventory during the nine months ended September 30th, 2010.

In addition, the Company has included $24,540 of promotional products as other assets at September 30th, 2010.

	September 30, 2010	December 31, 2009
Inventory	$0	$17,593

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

On July 29, 2010, the Company issued a $120,000 Convertible Debenture that matures in July 29, 2011. The debenture bears interest at a rate of 10% and will be convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of the lesser of i) 20% of the average closing bid price of the Company’s common stock during the five trading days immediately preceding conversion as quoted by Bloomberg, LP; or ii) the average of the closing bid price during the five trading days prior to conversion.

The Company's identified embedded derivatives related to the Convertible Debenture entered into on July 29, 2010.  These embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Convertible Debenture and to fair value as of each subsequent balance sheet date.  At the inception of the Convertible Promissory Note, the Company determined a fair value $567,901 of the embedded derivative.  The fair value of the embedded derivative was determined using the Black Scholes Option Pricing Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	301.54%
Risk free rate:	0.34%

The initial fair value of the embedded debt derivative of $567,901 was allocated as a debt discount up to the proceeds of the note ($120,000) with the remainder ($447,901) charged to current period operations as interest expense.

During the three and nine months ended September 30, 2010, the Company amortized $33,315 and $36,877 to current period operations as interest expense for the two convertible notes payable, respectively.

At September 30, 2010, and December 31, 2009, convertible notes payable consisted of the following:

	September 30, 2010	December 31, 2010
$50,000 Convertible Note (dated June 4, 2010) at a rate of 10% per annum, net of unamortized discount of $33,835 and $0, respectively	$16,165	$-
$120,000 Convertible Note (dated July 29, 2010) at a rate of 10% per annum, net of unamortized discount of $99,288 and $0, respectively	20,712	-
Convertible Notes Payable, net of unamortized discount of $133,123 and $0, respectively	$36,877	$-

NOTES PAYABLE

On June 11th and June 22nd, 2010, the Company received monies from an accredited investor, as a non-interest-bearing loan, without formal loan agreements and terms. The amounts received were $25,000 each, and were loaned as a favor to the Company.

NOTE 5 – DERIVATIVE LIABILITY

As described in Note 4 above the Company's debt derivatives consist of embedded derivatives related to the 10% Convertible Debentures issued June 4, 2010 and July 29, 2010.  The embedded derivatives included certain conversion features.  The accounting treatment of derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the Convertible Promissory Note (estimated at $636,656) and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

The Company recorded a loss on change in fair value of debt derivative of $80,414 for the nine months ended September 30, 2010.

At September 30, 2010, the conversion-related derivatives were valued using the Black Scholes Option Pricing Model, with the following assumptions:

Dividend yield:	-0-%
Volatility	340.85%
Risk free rate:	0.19% to 0.34%

As of the date of the financial statements the debt derivative valued at $717,070, and has been classified as a current liability.

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2009, the Company had a loan payable due to shareholders of $129,271. As of March 31st, 2010, the Company had loan receivables due from related parties / shareholders in the amount of $794,500, as a result of a Note issued by the Company which was executed in April 2010 under the direction of the Company’s former CEO, Steven Y. Moskowitz, without proper approval of the Company’s board of directors.  These related parties are or were under the common ownership / control and or management of Steven Y. Moskowitz, where he was an officer and or shareholder. The balance on this loan was $617,424 as of June 30th, 2010 and September 30th, 2010. Effective April 1, 2010, the Note bears an interest rate at 5% per annum on any unpaid balance and the Note is payable upon demand.  As of November 19th, 2010, the Company’s loan receivables from this note were $617,424.

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

On June 8th, 2010, the Company acquired office equipment, including computers, printers, and desks, in exchange for a $7,401 reduction to loans due from shareholders. As of August 17th, 2010, the loans receivable is $617,424.

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

In August 2010, the Company began a new lease at 43 West 33rd Street, Suite 600, New York, NY, 10001 on a month-to-month basis at $2,500 a month. The Company terminated this lease on October 7th, 2010.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.0001 per share, of which there were none issued and outstanding at September 30, 2010.

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, with par value of $0.0001 per share. As of September 30, 2010, there were 64,239,807 shares of common stock issued and outstanding.

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

In March 2010, the Company issued 1,000,000 shares of stock in connection with a private placement for fund that was received in September 2009, and is listed on the December 31, 2009 financial statements as a deposit for capital stock of $250,000.

In March 2010, the Company closed a private placement of 1,000,000 shares of common stock to 2 accredited investors pursuant to a Securities Purchase Agreement for $15,000.

The Company issued 11,500,000 shares of its common stock on August 2, 2010 to certain investors for which $215,000 funds received during the second quarter ended June 30, 2010.

NOTE 8 – SUBSEQUENT EVENTS

On October 5, 2010, the Company exchanged 12 computers, 25 IP phones, one printer, and two switches for a forgiveness of $9,233 in debt due to its information technology company.

On October 7, 2010, the Company terminated its lease at 43 West 33rd Street, Suite 600, New York, NY, 10001.

On November 2, 2010, Stuart Yachnowitz, Jerry McDonough, and Yoel Goldfeder resigned as directors of the Company, and the Board of Directors of the Company authorized the issuance of 250,000 shares of the Company's common stock to each of Mssrs. Yachnowitz, McDonough and Goldfeder as compensation for their services rendered as directors of the Company.

On November 2, 2010, our Board of Directors appointed Shawn Knapp, Darrick Wika and John Carmichael as directors of the Company.

On November 9, 2010, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC, providing for the sale by the Company of a 10% convertible debenture in the principal amount of up to $50,000.

As of November 19, 2010, the Company has no full-time employees.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

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

Revenues Vanity had for the three months ended September 30, 2010 were $14,706 of which $14,706 was America’s Cleaning Company, compared to $3,948 for the Company for the three months ended September 30, 2009. The increase in revenues was primarily a result of increased activity in America’s Cleaning Company operations.

Cost of Sales were $3,443 of which $3,443 was from America’s Cleaning Company for the three months ended September 30, 2010 as compared to $2,385 for the Company for the three months ended September 30, 2009.  The increase in Cost of Sales was primarily a result of increased activity in Americas Cleaning Company operations.

Payroll Expenses were $187,479 of which $37,873 was from America’s Cleaning Company for the three months ended September 30, 2010 as compared to $202,434 for the Company for the three months ended September 30, 2009. The decrease in Payroll Expense was primarily a result of a decreased in the number of salaried employees in the Company.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for consulting and professional fees.  For the three months ended September 30, 2010, SG&A was $37,006 of which $11,542 was from America’s Cleaning Company as compared to $237,837 for the Company for the three months ended September 30, 2009. The decrease in Selling, General and Administrative costs was primarily a result of a decrease in consulting and professional fees.

Operating Expenses Vanity had $229,936 in operating expenses for the three months ended September 30, 2010 of which $49,625 was from America’s Cleaning Company for the three months ended September 30, 2010 as compared to $440,271 for the Company in operating expenses for the three months ended September 30, 2009. The decrease in operating expenses was primarily a result of decreased payroll expenses and consulting and professional fees.

Other Income (Expenses) Vanity had ($582,044) in other income (expenses) for the three months ended September 30, 2010 of which $0 was from America’s Cleaning Company for the three months ended September 30, 2010 as compared to $553 for the Company in other income (expenses) for the three months ended September 30, 2009. The increase in other income (expenses) was primarily a result of interest expense on the convertible note payable, amortization of debt discount and the loss on change in fair value of derivative liabilities.

Net Loss was $800,717 of which $38,608 was from America’s Cleaning Company for the period ended September 30, 2010, as compared to $438,155 for the Company for the period ended September 30, 2009.  The increase in net loss is principally attributable to interest expense on the convertible note payable, amortization of debt discount and the loss on change in fair value of derivative liabilities incurred during the third quarter ended September 30, 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Revenues for the nine months ended September 30, 2010 were $61,461 of which $59,478 was from America’s Cleaning Company, compared to $5,540 for the Company for the nine months ended September 30, 2009. The increase in revenues was primarily a result of increased activity in America’s Cleaning Company operations.

Cost of Sales were $32,222 of which $23,786 was from America’s Cleaning Company for the nine months ended September 30, 2010 as compared to $2,385 for the Company for the nine months ended September 30, 2009.  The increase in Cost of Sales was primarily a result of increased activity in Americas Cleaning Company operations.

Payroll Expenses were $962,761 of which $119,499 was from America’s Cleaning Company for the nine months ended September 30, 2010 as compared to $202,434 for the Company for the nine months ended September 30, 2009. The increase in Payroll Expense was primarily a result of increased numbers of salaried employees in the company.

Selling, General and Administrative ("SG&A") expenses consisted primarily of expenses for consulting and professional fees. For the nine months ended September 30, 2010, SG & A was $674,237 of which $32,232 was from America’s Cleaning Company as compared to $299,273 for the Company for the nine months ended September 30, 2009. The increase in Selling, General and Administrative costs was primarily a result of payroll expenses and consulting and professional fees.

Operating Expenses Vanity had $1,684,973 in operating expenses of which $152,204 was from America’s Cleaning Company for the nine months ended September 30, 2010 as compared to $501,707 for the Company in operating expenses for the nine months ended September 30, 2009. The increase in operating expenses was primarily a result of increased payroll expenses and consulting and professional fees.

Other Income (Expenses) Vanity had ($587,635) in other income (expenses) for the nine months ended September 30, 2010 of which $0 was from America’s Cleaning Company for the nine months ended September 30, 2010 as compared to $553 for the Company in other income (expenses) for the nine months ended September 30, 2009. The increase in other income (expenses) was primarily a result of interest expense on the convertible note payable, amortization of debt discount and the loss on change in fair value of derivative liabilities.

Net Loss was $2,243,369 of which $116,512 was from America’s Cleaning Company for the nine months ended September 30, 2010, as compared to $497,999 for the Company for the nine months ended September 30, 2009.  The increase in net loss is principally attributable to payroll expenses incurred as a result of new employees hired by the Company and selling, general and administrative cost incurred during the nine months ended September 30, 2010.

Liquidity and Capital Resources:

As of September 30, 2010, the Company had $810 in cash and cash equivalents as compared to $2,223,292 as of September 30, 2009 and $1,363,993 as of December 31, 2009.  The decrease from December 31, 2009 was mainly due to payments of a portion of payroll expenses and selling, general, and administrative expenses, in addition to an increase in loans due from related parties / shareholders under the direction of our former director and CEO, Steven Y. Moskowitz without proper approval of the board of directors. These related parties consist of SpongeTech Delivery Systems, Inc.; RM Enterprises International, Ltd.; Flo Weinberg Inc.; and/or any other companies and/or individuals where applicable that Mr. Moskowitz is or was an officer and or shareholder.

Operating Activities For the nine months ended September 30, 2010, net cash used in operating activities was $1,059,917, of which ($4,922) was from America’s Cleaning Company, primarily attributable to operations and consulting and professional fees. Net cash used in operating activities for the nine months ended September 30, 2009 was $556,131. The increase is primarily attributable to an increase in SG&A and payroll costs.

Investing Activities For the nine months ended September 30, 2010, net cash used in investing activities was $6,571, of which $4,170 was from America’s Cleaning Company, primarily related to the purchase of fixed assets, software and licenses. Net cash used in investing activities for the nine months ended September 30, 2009 was $117,622. The decrease is primarily related to the decrease in purchase of fixed assets, software and licenses.

Financing Activities Net cash used in financing activities for the nine months ended September 30, 2010 was $296,695. The increase in net cashed used in financing activities is primarily attributable to loans made to the Company and to repayment of loans made by certain related parties / shareholders, which Steven Y. Moskowitz, our former CEO and director was affiliated at the time without prior ratification by the Company’s board of directors. These related parties are or were under common ownership / control and/or management of Steven Y. Moskowitz, where Steven Y. Moskowitz was an officer and/or shareholder. Net cash provided by financing activities during the nine months ended September 30, 2009 was $2,893,525 and was primarily attributable to proceeds from sale of stock and advances / proceeds received from the same related parties / shareholders as discussed above.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2010.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2010 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. As of the quarter ended March 31, 2010, the Company identified certain control deficiencies related to the Company’s flow of funds which resulted in Steven Moskowitz, a former officer and director of the Company, making certain loans to other companies with which he was affiliated at the time without prior ratification by the board of directors. Specifically, as of September 30, 2010, the Company had loan receivables totaling $617,424 as a result of a Note issued by the Company which was executed subsequently in April 2010 under the direction of the Company’s former CEO, Steven Moskowitz. As of November 19, 2010, the amounts of such loan receivables were $617,424. The Company’s management has implemented policies requiring all internal directors to periodically review banking statements as well adding automatic alerts regarding various transactions to be sent to internal directors. The Company is also evaluating measures and procedures that can be established to ensure that all such future corporate actions are reviewed and approved by the board of directors in advance. Further, as disclosed in Note 4 to the financial statements, the Company does not currently know whether it will be able to collect any further monies on this Note, and therefore has listed the value of the receivable as a contra-asset account on its financial statements. The Company is determining what options it may have in attempting to take action to collect on the note.

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

VANITY EVENTS HOLDING, INC.

Date: November 22nd, 2010	By:	/s/ Samuel Wolf
Name: Samuel Wolf
Title: Principal Executive Officer

	By:	/s/ Eliezer Goldish
Name: Eliezer Goldish
Title: Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on November 22, 2010, on behalf of the registrant and in the capacities Indicated.

Signature	Title	Date

/s/ Samuel Wolf	Director, Chief Executive Officer and President (Principal Executive Officer)	November 22, 2010
Samuel Wolf

/s/ Eliezer Goldish	Director, Chief Financial Officer and Principal Financial Officer	November 22, 2010
Eliezer Goldish