Form 10-K
period 2010-12-31
Vanity Events Holding, Inc.
filed 2011-04-15
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-52524

VANITY EVENTS HOLDING, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-2114545 (I.R.S. Employer Identification No.)

118 Front Street, Brookings, South Dakota  57006
(Address of principal executive offices) (Zip Code)

(605) 692-8226
(Registrant's telephone number)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

         Securities registered pursuant to section 12(g) of the Act:

Title of class: Common Stock, par value $0.001 per share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

                    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $449,002.63computed by reference to the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on June 30, 2010. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 8, 2011 the registrant had 67,628,695 shares of common stock, par value $0.001 per share outstanding.

 VANITY EVENTS HOLDING, INC.

FORM 10-K

 PART I

        This Report on Form 10-K for Vanity Events Holding, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

ITEM 1.    BUSINESS.

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

Vanity is a holding company with expanding lines of business. Utilizing their licensed trademark of America’s Cleaning Company™, Vanity established a cleaning company offering residential and commercial cleaning services. This company intended to expand its reach through national franchising. In addition, the Company also sought out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.  However, the Company was forced to temporarily suspend its cleaning services operations due to a lack of available funds in September 2010.

On December 31, 2010, the Company entered into a share exchange agreement (“Exchange Agreement”) by and among the Company, Shogun Energy, Inc., a South Dakota corporation (“Shogun”), Shawn Knapp, the principal shareholder of Shogun (the “Principal Shareholder”) and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with the Principal Shareholder, the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of the Company’s series A preferred stock (the “Exchange”). Each share of series A preferred stock shall be entitled to 1,604 votes per share and shall be convertible into 1,604 shares of the Company’s common stock.  Upon filing an amendment to the Company’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock (the “Amendment”), the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 shares of the Company’s common stock.  The Exchange Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the Exchange consideration, the process of exchanging the consideration and the effect of the Exchange.   The closing of the transaction took place on December 31, 2010 (the “Closing Date”).

Shogun was incorporated in the state of South Dakota in September 2009 under the name “Abstract Nationwide Distributing, Inc.”  On September 20, 2010, Shogun changed its name from “Abstract Nationwide Distributing, Inc.” to “Shogun Energy, Inc.”

Upon the closing of the Exchange, the Company shifted its operations to focus on the business of Shogun as described below.

Overview

Shogun’s goal is to produce a premium line of energy drinks that are unique and appealing to all demographics, which adds to the allure of its product and the value of its brand. Shogun operates with the four warrior attributes in mind: loyalty to our customers; honor and pride in ourselves to produce an excellent product; confidence to promote our energy drink; and determination to toil long hours in order to perfect our product.

Currently, Shogun’s only product is the Shogun Energy® drink which is available in both regular and sugar-free varieties.  Shogun packages its Shogun Energy® drinks in 8.4-ounce and/or 16-ounce aluminum cans.

Industry Overview

The energy drink market space consists of approximately $10 billion in revenue per year in the United States.  This market continues to grow with young adults being more accustomed to energy drinks, plus energy drinks are being used more and more as a mix in alcoholic drinks. More importantly, the energy drink market is not confined to the United States or North America. Many countries in Europe and Asia are consuming high quantities of energy drinks. Energy drinks have a significant connection to Asian countries in particular. Lipovitan, a Japanese drink was first created in the 1960’s and has spawned other drinks throughout Asia. Management believes there is no reason that the energy drink market should not continue to expand.

According to market researcher Packaged Facts, energy drinks are growing at an annual rate of 12 percent and with sales expected to surpass $9 billion by 2011.  Since 2002, when total retail sales were just $1.2 billion, the market for energy drinks has increased 440 percent overall to an estimated $6.6 billion in 2007.

The energy drink industry is a smart industry that is continually developing, expanding, and using innovative marketing techniques. As a whole, the industry caters to a younger market in the age range of 12 to 35. The primary target for the majority of energy drink companies is male teenagers and young people, mostly in the 20s age bracket. It is a small segment of society and seemingly very tight market, but these potential consumers have so far been exceptionally receptive to energy drink products. The energy drink industry is not dominated by large, giant companies like the soft-drink industry, but instead characterized by stiff competition between an increasing number of smaller companies, all catering to a very select consumer base.  Most of the small companies that are involved in the energy drink industry do not yet have a nationwide distribution, so their advertising techniques and strategies are more specific and selective.

Many energy drink companies are directing their products at very specific groups of consumers, such as extreme sports enthusiasts, video game players, or the hip-hop crowd. In fact, many of the names of the beverages clearly relate to one of these areas. Little, if any, advertising for most of these energy drinks is done with television ads. A good number of the companies sponsor extreme events and publicity stunts to promote awareness of their product to the desired consumer group. In addition to sponsoring public events, such as extreme sporting contests or video game championships, other energy drink companies rely on celebrity endorsements to promote their beverages. Although the energy drink is unlike many of the other successful beverage industries, its innovation and timely product development continue to develop it into a profitable industry with great potential.

Market Opportunity

Management believes beverage distributorships present a great opportunity in marketing its product to the public. Accordingly, Shogun intends to negotiate with beverage distributors to have them incorporate Shogun into their offerings.  In this regard, Shogun has already developed a relationship with nine beverage distributors throughout South Dakota and North Dakota, and has begun extensive negotiations with distributors in the Denver area, Omaha, Minneapolis/St. Paul, and throughout the entire states of Montana, and Wyoming.

Management believes that its Shogun Energy® drink has a price advantage in the market space.  Management also believes that the distinct taste of the Shogun Energy® drink will have a positive impact in the market because it can be mixed by the customer with other beverages.

Shogun is currently exploring distribution is the international marketplace, where it believes there is also a great opportunity for the sale of its Shogun Energy® drink. Export distribution market opportunities are currently being explored in China, Australia, New Zealand, Thailand, and Canada.

According to Food and Drink Europe Consumer-Trends, Asia accounts for nearly half of the world's sales of sports and energy drinks and contains five of the top 10 markets in per capita terms, yet it is one of the most underdeveloped global markets, and the two categories have only a weak presence in a number of countries in the region.

A new report by beverage industry analysts Canadean (market researchers and research consultants) contrasts the performance of sports and energy drinks in markets worldwide. It finds that Japan, which takes two fifths of the region's volume, has the world's highest per capita consumption at 15 litres, while China's volume is only a third of Japan's and consumes around half a litre.

A populous nation like India has minuscule sales, and any sales in Pakistan are too small to be reported at all, according to the report. A dynamic market in Indonesia, however, has seen growth averaging 24 per cent a year since 1996.

Asia, along with North America, accounts for more than four fifths of global volume, a situation that is not expected to change in the medium term future, reports Canadean. The most dynamic growth rates, however, will be seen in the Middle East/North Africa region, where markets are small by international standards.

The report notes that sports and energy drinks remain high value, low volume products, and although worldwide sales are predicted to exceed 11 billion litres by 2005, per capita consumption will still be tiny at just 1.5 litres.

Products

Currently, Shogun’s only product is the Shogun Energy® drink which is available in regular and sugar-free.  Shogun packages its Shogun Energy® drinks in 8.4-ounce and/or 16-ounce aluminum cans. Both drinks have a light carbonated citrus-gingerale flavor and unlike others does not have a sticky after taste. Management believes Shogun Energy® is perhaps the best mixer on the market. Shogun mixes with all sorts of products such as, Ruby Red Squirt, Mountain Dew, Gatorade, Water, almost all liquor, and even beer. Management believes this sets Shogun Energy®  apart from all other energy drinks on the market.

Management believes that the Shogun Energy®  can is like no other. It consists of three colors: black, red and white. The can design is simple very distinctive and has a premium look, which helps it a stand out from the others as something different and of quality. Management believes that it is very important to build brand awareness.  The different can sizes are essential. For the budget minded person and the person who likes large volume, the 16 oz. can is perfect. The 8.4 oz. can is perfect for the bars that are mixing the drink with other products.

Manufacture and Distribution

Shogun does not directly manufacture our Shogun Energy® drink, but instead outsource the manufacturing process to third party bottlers and contract packers.

Shogun has a working relationship with Ball Corp., which manufactures the cans for the Shogun Energy® drink.  Shogun purchases its cans from Ball Corp. on an as-needed basis and the cans are then stored at Ball Corp., free of charge until Shogun is ready to have them shipped to our bottler.

Shogun purchases flavors, supplements, cans, and other ingredients for its Shogun Energy® drink from its suppliers, which are delivered to its various third party bottlers and co-packers. The third party bottlers or packers add filtered water and/or other ingredients and supplements for the manufacture and packaging of Shogun Energy® drink product into Shogun-approved containers in accordance with its formula.

Shogun is generally responsible for arranging for the purchase of and delivery to its third party bottlers and co-packers of the containers in which our beverage products are packaged.

Although Shogun’s production arrangements are generally of short duration or are terminable upon its request, Shogun believes a short disruption or delay would not significantly affect our revenues because alternative packing facilities in the United States with adequate capacity can usually be obtained for many of our products at commercially reasonable rates and/or within a reasonably short time period.

Shogun’s goal is to have the cans bottled at the facility that is closest to the final destination as possible. Currently Shogun has its 8.4 oz. cans bottled at NVE Pharmaceuticals in Andover, New Jersey, and Cold Springs Brewing Company in Minnesota. The 16 oz. cans are filled in Cold Springs Brewing Company in Minnesota.  Shogun does not have any long term agreements with its bottlers and it enters into arrangements with them on an as-needed basis.

Shogun currently purchases the ingredients from Allan Flavors in New Jersey. They are shipped to the bottler with Shogun’s confidential bathing instructions. Shogun does not have any long term agreements with Allan Flavors and it enters into arrangements with them on an as-needed basis.

Distribution Agreements

Distribution levels vary by product and geographic location. Shogun continually seeks to expand distribution of our products by entering into agreements with regional bottlers or other direct store delivery distributors with established sales, marketing and distribution organizations. Many of our bottlers and distributors are affiliated with and manufacture and/or distribute other energy drink related products. In many cases, such products compete directly with our Shogun Energy® beverage.

Shogun has already developed a relationship with nine beverage distributors throughout South Dakota and North Dakota, and has begun extensive negotiations with distributors in the Denver area, Omaha, Minneapolis/St. Paul, and throughout the entire states of Montana, and Wyoming.  Shogun has relationships with distributors such as Budweiser, Miller, Coors, Core-mark, Candy and Tobacco distributors, vending companies and private individual distributors. Shogun does not have any long term agreements with its distributors and it enters into arrangements with them on an as-needed basis.

Raw Materials and Suppliers

The principal raw materials used in the manufacturing of our products are aluminum cans,the costs of which are subject to fluctuations on an annual basis.  Alan Flavors purchase’s beverage flavors, supplements, cane sugar, sucrose, sucralose and other sweeteners as well as other ingredients from independent suppliers located in the United States and abroad.

Generally, raw materials utilized by us in our business are readily available from numerous sources.

Generally, flavor suppliers hold the proprietary rights to their flavors.  Consequently, Shogun does not have the list of ingredients or formulae for its Shogun Energy® drink readily available to it and it may be unable to obtain these flavors from alternative suppliers on short notice. We have identified alternative suppliers of many of the supplements contained in many of our beverages. However, industry-wide shortages of certain fruits and fruit juices, and supplements and sweeteners have been, and could from time to time in the future be, experienced, which could interfere with and/or delay production of certain of our products.

Shogun continually endeavors to develop back-up sources of supply for certain of its flavors as well as to negotiate arrangements with suppliers which would enable it to obtain access to certain flavor formulas in certain circumstances. Additionally, in a limited number of cases, contractual restrictions and/or the necessity to obtain regulatory approvals and licenses may limit its ability to enter into agreements with alternative suppliers and manufacturers and/or distributors.

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Shogun’s products compete with a wide range of drinks produced by a relatively large number of companies, many of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development and marketing of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We also compete for distributors who will focus on the sale of our products ahead of those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative” beverage categories could cause Shogun’s products to be unable to gain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results.

Shogun competes not only for consumer preference, but also for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Shogun’s products compete with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as PepsiCo, Inc., Red Bull Gmbh, and Kraft Foods, Inc. Shogun also competes with companies that are smaller or primarily local in operation. Shogun’s products also compete with private label brands such as those carried by grocery store chains, convenience store chains and club stores.

Shogun’s energy drink will compete directly with many other energy drinks, including, but not limited to other established brands such as Red Bull, Monster, Rockstar, Full Throttle, No Fear, Amp, Adrenaline Rush, NOS, Venom, Redline, 180, Red Devil, Rip It, Vitaminenergy, 5-Hour Energy Shot, Stacker 2, Red Bull Energy Shot, Redline Energy Shot, NOS Energy Shot, Rockstar Energy Shot, Full Throttle Quick Shot, Amp Energy Shot and many other brands.

Sales and Marketing

Shogun’s sales and marketing strategy for its Shogun Energy® beverage will be to focus its efforts on developing brand awareness through image enhancing programs and product sampling. Shogun intends to use our branded vehicles and other promotional vehicles at events where it offers samples of our products to consumers. Shogun intends to utilize various methods to maximize demand from consumers for our products, including in-store promotions, prize promotions, price promotions, competitions, sampling and sponsorship of selected causes.

Shogun believes that one of the keys to success in the beverage industry is differentiation, which entails making our products visually distinctive from other beverages on the shelves of retailers. Shogun will continue to review its products and packaging on an ongoing basis and, where practical, endeavor to make them better and unique. The labels and graphics for many of our products are redesigned from time to time to maximize their visibility and identification, wherever they may be placed in stores, and we will continue to reevaluate the same from time to time.

Shogun has done promotions at stock car shows, ie. (Husets speedway, Sioux Falls, SD) motorcycle rallies, ie. (Sturgis Motor Cycle Rally, SD, Phoenix AZ Bike Week, Thunder in The Rockies, Loveland Colorado), ski resorts, ie. (Terry Peak SD, Loveland ski resort Co.) sports shows, ie. Fargo ND., Sioux Falls SD) bars, Florida, Minnesota, North Dakota, South Dakota, Iowa, Nebraska, Colorado, Arizona ect.),  convenience stores, Military bases, (Rapid City SD), Spring Breaks, College games, Motor cross events, MMA in the mid-western states  and Snowmobile events. Shogun has also attended retailer conventions such as the NACS Show and Liquor conventions, in Las Vegas, Nevada and Atlanta Georgia. These shows have proven very successful for the reason that the owners of the retail store gets to see first-hand how well the Shogun Energy® drink is received by the public. At some events Shogun sets up our booth and hands out samples of the Shogun Energy® drink. At these events Shogun offers a discount card for the customer to buy product online and have it shipped directly to their door. Management believes that these promotions have proven successful for brand awareness and it intends to continue these events in the future.

Customers

Currently, Shogun’s customers are primarily full service beverage distributors, retail grocery and specialty chains, wholesalers, club stores, drug chains, mass merchandisers, convenience chains, and food service customers. We also intend to drive the online sales direct to the customer in an auto-ship format.

Intellectual Property

Shogun currently uses two federally registered trademarks in conjunction with its products.  The “Shogun Energy Drink” mark, registration number 3831408, and the “Shogun” composite mark registration number 3831415.  Both of these marks are used under an exclusive perpetual worldwide license from C&C, LLC.

Shogun regards its trademarks, service marks, copyrights, domain names, trade dress, and similar intellectual property as very important to our business.   As Shogun develops new products and continues to develop its brand image, Shogun intends to protect its trademarks by applying for registrations and registering our trademarks with the United States Patent and Trademark Office and with government agencies in other countries around the world.

Depending upon the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic.  Registrations of trademarks can generally be renewed as long as the trademarks are in use.

Shogun enforces and protects its trademark rights against third parties infringing or denigrating our trademarks, opposing registration of infringing trademarks, and initiating litigation as necessary.

License Agreement with C&C LLC

On December 27, 2010, Shogun entered into an exclusive perpetual worldwide trademark licensing agreement (the “License Agreement”) with C&C, LLC a company owned and controlled by Shawn Knapp, Shogun’s chief executive officer, and his wife (“Licensor”), pursuant to which Licensor has granted Shogun the exclusive right to use the trademarks “Shogun”, a composite mark having registration number 3831415 and “Shogun Energy Drink” having registration number 3831408 (collectively, the “Trademarks”) in connection with the manufacture and sale of energy drinks throughout the world.  In consideration for the use of the Trademarks, Shogun agreed that it will pay Licensor a royalty of one half cent ($0.005) per can, bottle, or other container of Shogun’s energy drink.  Royalties shall be computed on a quarterly basis and paid no later than the last day of the month following each calendar quarter.  The first royalty payment shall be due and payable for the period ended March 31, 2012.  The term of the License Agreement begins on January 1, 2011 and is perpetual unless the License Agreement is terminated if (i) Shogun makes any assignment of its assets for the benefit of its creditors or it declares bankruptcy (ii) either party fails to comply with the terms of the License Agreement or (iii) Shogun fails to sell 69,120 cans of energy drinks in any calendar quarter.

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to various federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. Outside the United States, the production, distribution and sale of many of our products are also subject to numerous similar and other statutes and regulations.

Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation or regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

Employees

As of April 15, 2011, Shogun employed a total of 9 full-time employees of which we employed 4 in administrative and operational capacities and 5 persons in sales and marketing capacities.

ITEM 1A.    RISK FACTORS.

        You should carefully consider the following risk factors and the other information included in this annual report on Form 10-K, as well as the information included in other reports and filings made with the SEC, before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern.  Our independent registered public accounting firm issued a report that was included in this annual report which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have a limited operating history which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Reliance on our historical results may not be representative of the results we will achieve. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have not been consistent, and we may not be able to maintain profitability.

Our business plan is speculative and unproven. There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will sustain profitability now or in the future. If we incur significant operating losses, our stock price may decline, perhaps significantly.

We expect that we will need to raise additional funds, and these funds may not be available when we need them.

We believe that we will need to raise additional monies in order to fund our growth strategy and implement our business plan. Specifically, we expect that we will need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets. Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in our business. There can be no assurance that additional financing will be available when needed, on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or our company will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process.  If funding is available, we intend to increase the scope of our operations and acquire complimentary businesses.  Implementing our business plan will require significant additional funding and resources.  If we grow our operations, we will need to hire additional employees and make significant capital investments.  If we grow our operations, it will place a significant strain on our existing management and resources.  If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce.  Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

Changes in consumer preferences may reduce demand for some of our products.

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages. In order to expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of taste, quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Additionally, many of our products are considered premium products and to maintain market share during recessionary periods we may have to reduce profit margins, which would adversely affect our results of operations. Product lifecycles for some beverage brands and/or products and/or packages may be limited to a few years before consumers’ preferences change. The beverage industry is subject to changing consumer preferences and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product and packaging initiatives. We also may be unable to penetrate new markets. If our revenues decline, our business, financial condition and results of operations will be adversely affected.

Significant changes in government regulation may hinder sales.

The production, distribution and sale in the United States of many of our products are subject to various federal and state regulations, including, but not limited to: the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products. New statutes and regulations may also be instituted in the future.  If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or such products may have to be recalled and/or reformulated and/or have the packaging changed, thus adversely affecting our financial condition and operations. In particular, California law requires that a specific warning appear on any product that contains a component listed by the State of California as having been found to cause cancer or birth defects. While we do not believe that any of our beverage products are required to display warnings under this law, we cannot predict whether an important component of any of our products might be added to the California list in the future. We also are unable to predict whether or to what extent a warning under this law would have an impact on costs or sales of our products.

Public health officials and health advocates are focusing on obesity, especially among children, and are encouraging consumers to reduce consumption of sweetened beverages. Possible new local and/or county and/or state and/or federal taxes, increased regulation on labeling and negative publicity may reduce sales of our products and may adversely affect our financial condition or results of operations.

Additionally, the U.S. Food and Drug Administration has recently proposed revising regulations with respect to serving size information and nutrition labeling on food and beverage products.  If definitive regulation is promulgated, we may incur significant costs to alter our existing packaging materials to comply with such regulations.  Additionally, revised serving size information may impact and/or reduce and/or otherwise affect the purchase and consumption of our products by our consumers.

Increased competition could hurt our business.

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include the taste and flavor of our products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. Our products compete with all liquid refreshments and with products of much larger and substantially better financed competitors, including the products of numerous nationally and internationally known producers such as PepsiCo, Red Bull Gmbh, Kraft Foods Inc., and Nestle Beverage Company. We also compete with companies that are smaller or primarily national or local in operations. Our products also compete with private label brands such as those carried by grocery store chains, convenience store chains, and club stores.

There can be no assurance that we will not encounter difficulties in maintaining our current revenues or market share or position due to competition in the beverage industry. If our revenues decline, our business, financial condition and results of operations could be adversely affected.

We rely on bottlers and other contract packers to manufacture our products. If we are unable to maintain good relationships with our bottlers and contract packers and/or their ability to manufacture our products becomes constrained or unavailable to us, our business could suffer.

We do not directly manufacture our products, but instead outsource such manufacturing to bottlers and other contract packers. In the event of a disruption or delay, we may be unable to procure alternative packing facilities at commercially reasonable rates and/or within a reasonably short time period. In addition, there are limited alternative packing facilities in the United States with adequate capacity and/or suitable equipment for our products. A disruption or delay in production of any of such products could significantly affect our revenues from such products as alternative co-packing facilities in the United States and abroad with adequate capacity may not be available for our products either at commercially reasonable rates, and/or within a reasonably short time period, if at all. Consequently, a disruption in production of such products could adversely affect our revenues.

We rely on bottlers and distributors to distribute our products.  If we are unable to maintain good relationships with our existing bottlers and distributors and/or secure such bottlers and distributors, our business could suffer.

We continually seek to expand distribution of our products by entering into agreements with regional bottlers or other direct store delivery distributors having established sales, marketing and distribution organizations. Many of our bottlers and distributors are affiliated with and manufacture and/or distribute other soda, carbonated and non-carbonated brands and other beverage products (both alcoholic and non-alcoholic), including energy drinks. In many cases, such products compete directly with our products.

The marketing efforts of our distributors are important for our success. If our Shogun Energy drink proves to be less attractive to our existing bottlers and distributors and/or if we fail to attract additional bottlers and distributors, and/or our bottlers and/or distributors do not market and promote our products with greater focus in preference to the products of our competitors, our business, financial condition and results of operations could be adversely affected.

Our customers are material to our success.  If we are unable to maintain good relationships with our existing customers, our business could suffer.

Unilateral decisions could be taken by our distributors, convenience chains, grocery chains, specialty chain stores, club stores and other customers to discontinue carrying our products at any time, which could cause our business to suffer.

Increases in cost or shortages of raw materials or increases in costs of co-packing could harm our business.

The principal raw materials used by us are aluminum cans, the costs of which are subject to fluctuation. We are uncertain whether the prices of any of the above or any other raw materials or ingredients will rise in the future and whether we will be able to pass any of such increases on to our customers. We do not use hedging agreements or alternative instruments to manage the risks associated with securing sufficient ingredients or raw materials.  In addition, some of these raw materials, such as certain sizes of cans, are available from a limited number of suppliers.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products.  Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, cans, glass, labels, sucralose, flavors, supplements or packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain supplements and sweeteners have been and could, from time to time in the future, be experienced. Such shortages could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results. We generally do not use hedging agreements or alternative instruments to manage this risk.

We rely upon our ongoing relationships with our key flavor suppliers.  If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

Generally, flavor suppliers hold the proprietary rights to their flavors. Consequently, we do not have the list of ingredients or formulae for our flavors and certain of our concentrates readily available to us and we may be unable to obtain these flavors or concentrates from alternative suppliers on short notice. If we must replace a flavor supplier, we could experience temporary disruptions in our ability to deliver products to our customers which could have a material adverse effect on our results of operations.

Our intellectual property rights are critical to our success, and the loss of such rights could materially adversely affect our business.

We license two trademarks that are very important to our business.  We regard our trademarks, copyrights, and similar intellectual property as critical to our success and attempt to protect such intellectual property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. However, there can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially adversely affected.

If we are unable to maintain brand image or product quality, or if we encounter product recalls, our business may suffer.

Our success depends on our ability to build and maintain brand image for our existing product. We have no assurance that our advertising, marketing and promotional programs will have the desired impact on our product’s brand image and on consumer preferences. Product quality and/or ingredient content issues, efficacy or lack thereof, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products. We may be required from time to time to recall products entirely or from specific co-packers, markets or batches. Product recalls could adversely affect our profitability and our brand image. We do not maintain recall insurance.

While we have to date not experienced any credible product liability litigation, there is no assurance that we will not experience such litigation in the future. In the event we were to experience product liability claims or a product recall, our financial condition and business operations could be materially adversely effected.

If we do not maintain sufficient inventory levels or if we are unable to deliver our products to our customers in sufficient quantities, or if our retailers’ inventory levels are too high, our operating results will be adversely affected.

If we do not accurately anticipate the future demand for a particular product or the time it will take to obtain new inventory, our inventory levels will not be appropriate and our results of operations may be negatively impacted. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products. If the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would unfavorably impact our future sales and adversely affect our operating results.

Our ability to obtain favorable terms from our suppliers may impact our financial results.

 Our financial results depend significantly upon the business terms we can obtain from our suppliers, primarily competitive prices and consistent availability.  Because substantially all of our purchases are already cash in advance we do not have risk associated with loss of favorable payment terms.  We currently purchase the majority of our products directly from third party reverse logistics and distribution companies.  We do not have fixed or guaranteed contracts for these purchases.  We also acquire products from consumers via trade-in programs we operate for retail partners.  If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

Our sales and profitability may be affected by changes in economic, business or industry conditions.

If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments.  Reduced or delayed technology investments could decrease our sales and profitability.  In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and professional services.  This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline.  In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve.  There are many other factors which could affect our business, including:

•	the introduction and market acceptance of new technologies, products and services;

•	new competitors and new forms of competition;

•	the size and timing of customer orders;

•	the size and timing of capital expenditures by our customers;

•	adverse changes in the credit quality of our customers and suppliers;

•	changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;

•	changes in the terms of our contracts with our customers or suppliers;

•	the availability of products from our suppliers; and

•	variations in product costs and the mix of products sold.

These trends and factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

We face competition from numerous sources and competition may increase, leading to a decline in revenues.

We compete primarily with well-established companies, many of which we believe have greater resources than us.  We believe that barriers to entry are not significant and start-up costs are relatively low, so our competition may increase in the future.  New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost.  If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion.  We may not have the resources to compete effectively with current or future competitors.  If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected.  Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Chief Executive Officer and certain other senior management individuals.  We cannot guarantee that we will be successful in retaining the services of these or other key personnel.  If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Litigation and litigation results could negatively impact our future financial condition and results of operations.

 In the ordinary course of our business, the Company is, from time to time, subject to various litigation and legal proceedings.  Currently, the Company is not subject to any litigation or legal proceedings In the future, the costs or results of such legal proceedings, individually or in the aggregate, could have a negative impact on the Company’s operations or financial condition.

RISKS RELATING TO OUR COMMON STOCK

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock would depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "VAEV".  There is a limited trading market for our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

A sale of a substantial number of shares of the Company's common stock may cause the price of its common stock to decline.

If the Company’s stockholders sell substantial amounts of the Company’s common stock in the public market, the market price of its common stock could fall.  These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate.  Stockholders who have been issued shares in the Exchange or will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, as amended, beginning on the six month anniversary of the Exchange Agreement.

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

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock", for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
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

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Because certain of our stockholders control a significant amount of our common stock, they may have effective control over actions requiring stockholder approval.

Our directors, executive officers and principal stockholders (5%) and their affiliates will beneficially own approximately 86% of the outstanding shares of common stock upon the filing of the Amendment. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have substantial influence on the ability to control the Company and the outcome of issues submitted to our stockholders.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Under the current SEC regulations, we are required to include a management report on internal controls over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2010.  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls as such  is not required, and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of Sarbanes Oxley, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        Not Applicable.

ITEM 2.    PROPERTIES.

Our corporate offices and distribution facility are both located at 118 Front St. Brookings SD 57006.  Shogun leases approximately 12,000 square feet of space from Shawn Knapp, Shogun’s chief executive officer, for its entire operation with approximately 2,000 devoted to office space and 10,000 devoted to warehousing, refurbishment, and distribution operations for $4,400 per month.  The lease expires December 31, 2015 however the Company has the option to renew the lease for an additional five year term upon written notice.  These facilities are suitable for the Company’s purposes and are expected to accommodate its needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.    REMOVED AND RESERVED.

 PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “VAEV”.   The closing price of our common stock on the OTC Bulletin Board on April 13, 2011 was $0.0049 per share. The following table sets forth the range of high and low bid quotations as reported on the OTC Bulletin Board for the periods indicated.

	2009
	High	Low

First quarter	$-	$-
Second quarter	$3.50	$0.69
Third quarter	$2.25	$0.48
Fourth quarter	$1.70	$0.17

	2010
	High	Low

First quarter	$0.01	$0.001	4
Second quarter	$0.02	$0.005
Third quarter	$0.055	$0.005
Fourth quarter	$0.089	$0.001	5

Dividends

Any cash dividends on its common stock.  Currently, the Company intends to retain future earnings, if any, to finance the expansion of its business.  As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

ITEM 6.                      SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements based upon our current expectations and involves risks and uncertainties.  To the extent that the information presented in this report discusses financial projections, information or expectations about our business plans, results of operations, products or markets, or otherwise makes statements about future events, such statements are forward-looking.  Such forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “might,” “would,” “intends,” “anticipates,” “believes,” “estimates,” “projects,” “forecasts,” “expects,” “plans,” and “proposes.” Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.  These include, among others, the cautionary statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.  These cautionary statements identify important factors that could cause actual results to differ materially from those described in the forward-looking statements.  When considering forward-looking statements in this report, you should keep in mind the cautionary statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below, and other sections of this report.

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and related notes.

Overview

Vanity is a holding company with expanding lines of business. Utilizing their licensed trademark of America’s Cleaning Company™, Vanity established a cleaning company offering residential and commercial cleaning services. This company intended to expand its reach through national franchising. In addition, the Company also sought out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.   Upon the closing of the Exchange (as described below), the Company shifted its operations to focus on the business of Shogun.

Shogun Energy, Inc. was incorporated in the state of South Dakota on September 25, 2009 under the name “Abstract Nationwide Distributing, Inc.”  On September 20, 2010, Shogun changed its name from “Abstract Nationwide Distributing, Inc.” to “Shogun Energy, Inc.”

Shogun’s goal is to produce a premium line of energy drinks that are unique and appealing to all demographics, which adds to the allure of its product and the value of its brand. Shogun operates with the four warrior attributes in mind: loyalty to our customers; honor and pride in ourselves to produce an excellent product; confidence to promote our energy drink; and determination to toil long hours in order to perfect our product.

Currently, Shogun’s only product is the Shogun Energy® drink which is available in both regular and sugar-free varieties.  Shogun packages its Shogun Energy® drinks in 8.4-ounce and/or 16-ounce aluminum cans.

Recent Developments

On December 31, 2010, we entered into a share exchange agreement (“Exchange Agreement”) by and among Shogun, the Company, Shawn Knapp, the principal shareholder of Shogun (the “Principal Shareholder”) and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with the Principal Shareholder, the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of Vanity’s series A preferred stock. Each share of series A preferred stock shall be entitled to 1,604 votes per share and shall be convertible into 1,604 shares of Vanity’s common stock.  Upon filing an amendment to Vanity’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock, the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 shares of Vanity’s common stock. As a result of this transaction, Shogun has become a wholly owned subsidiary of Vanity, and the Shareholders will own approximately 93% of Vanity’s common stock after the series A preferred stock conversion.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

Results of Operations

Year ended December 31, 2010 as compared to the Initial Period from September 25, 2009 (Inception) to December 31, 2009

2010 Period

Net sales were $307,816 for the year ended December 31, 2010 as sales of our products increased as we had a full year of operations.

We generated a gross profit of $199,064 or 65%.

Operating expenses totaled $730,328, consisting primarily of payroll, advertising and promotion, rent and travel expense. We expect these costs to increase as our business grows.

2009 Period

Net sales were minimal during this initial period, aggregating $10,351 in sales, as we began our business during the fourth quarter of 2009.

We generated a gross loss of $133,692 as we consumed inventory as we developed our product for market.

Operating expenses totaled $80,306, consisting primarily of payroll, advertising and promotion, rent and travel expense. We expect these costs to increase as our business grows.

Liquidity and Capital Resources

As of December 31, 2010 we had a working capital deficit of $2,699,556. Subsequent to December 31, 2010 we raised $135,000 in cash proceeds from the sale of a convertible debenture (see below).

Operating Activities For the year ended December 31, 2010,  net cash used in operating activities was $441,069, primarily attributable to payments made to vendors in connection with the costs of goods and inventories acquired from our suppliers, payroll, promotional related costs, etc.  Net cash used in operating activities for the year ended December 31, 2009 was $183,867, primarily attributable to the same reasons as in 2010 except there was a full year of operations for 2010 as compared to less than four months of operations in 2009.

Investing Activities For the year ended December 31, 2010, net cash used in investing activities was $15,401 primarily related to the purchases of furniture and office equipment.  Net cash used in investing activities for the year ended December 31, 2009 was $35,216, primarily related to the purchases of a van, office furniture and equipment.

Financing Activities For the year ended December 31, 2010, net cash provided by financing activities was $455,172, primarily attributable to the proceeds raised from the sale of the Company’s subsidiary, Shogun’s common stock, proceeds from loans obtained through bank and related parties.  Net cash provided by financing activities for the year ended December 31, 2009 was $220,675, primarily attributable to proceeds from loans obtained through bank and related parties.

Our continuation as a going concern for a period longer than the current fiscal year is dependent upon our ability to obtain necessary additional funds to continue operations and expansion of our Shogun Energy® drink products, to determine the existence, discovery and successful exploitation of potential revenue sources that will be financed primarily through available working capital, the sales of securities and convertible debt, issuance of notes payable other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

On April 6, 2011, the Company entered into a Securities Purchase Agreement with IIG Management LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $135,000 (the “Debenture”).  In connection with the agreement, the Investor received a warrant to purchase 30,000,000 shares of the Company’s Common Stock (the “Warrant”).   As an inducement for the Investors to enter into the Purchase Agreement, the Company, Shawn Knapp, the Company’s chief executive officer (“Mr. Knapp”) and the Investor entered into a Pledge Agreement pursuant to which the Debenture is secured by 270,262 of Mr. Knapp’s shares of series A convertible preferred stock of the Company.  In addition, on April 6, 2011,  Mr. Knapp entered into a Make Good Securities Escrow Agreement with the Investor and Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”) whereby Mr. Knapp has agreed to deliver to the Escrow Agent certificate(s) representing an aggregate of 129,738 shares of the Company’s series A convertible preferred stock, which shall be deliverable in the event the Company fails to achieve certain financial performance thresholds for the 12-month period ended December 31, 2011.

We presently do not have any other available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The full text of our audited consolidated financial statements as of December 31, 2010 and 2009, begins on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2010.

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

With the participation of our Interim Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Interim Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

ITEM 9B.    OTHER INFORMATION.

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The names, ages and positions of our directors and executive officers as of April 15, 2011, are as follows:

Name	Age	Position
Lloyd Lapidus	41	Interim Chief Executive Officer, Principal Financial Officer and Director
Darrick Wika	42	Vice President of Marketing and Director
John Carmichael	59	National Sales Director and Director
Shawn Knapp	44	Director
Ronald Cosman	61	Director
Gregory Pippo	42	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Lloyd Lapidus – Chairman, and Interim Chief Executive Officer and Principal Financial Officer.  Mr. Lapidus has been chairman and interim chief executive officer of the Company since April 6, 2011.  Mr. Lapidus has been chief executive officer and director of Clicker, Inc., a publicly traded company since March 2011(CLKZ.PK) Mr. Lapidus was a founder of Avelle (also known as Bag Borrow or Steal, Inc.). During the last five years, Mr. Lapidus has been a consultant to various private companies, including businesses involved with fashion, e-commerce, direct response media, social media, online marketing, call center management and corporate reorganization. Prior to founding Bag Borrow or Steal, he was a principle in a direct response firm that specialized in online direct sales and marketing. Previous to that, he co-founded and ran a marketing firm that focused primarily on direct response television products and services. In late 1990's, he was one of the founders of the nation's first national prepaid wireless company. That company was subsequently sold to a public telecom company. He started his career in a family business, successfully pioneering new channels of sales and distribution for the company. Lloyd earned his Bachelor of Arts degree from American University in Washington, D.C. We took into account his prior experience in operating public and private enterprises and believe Mr. Lapidus’s past experience gives him the qualifications and skill to serve as a director.

Darrick Wika – VP of Marketing and Director.  Mr. Wika has been a vice president of marketing and a director of the Company since November 2010.  Mr. Wika has been Vice President of marketing of Shogun Energy, Inc. since March 2010.  From September 1996 to present, Mr. Wika was the founder of Wika Investments, a real estate investment company in Brookings, SD, and is currently the CEO.  From August 2001 to May 2006, Mr. Wika was a financial advisor for American Express Financial Advisors in Brookings, SD.  In June 2006 and in March 2007, Mr. Wika founded Pintail Properties and Vine Street Properties, respectively.  Both are real estate holding companies. Mr. Wika is currently President and CEO of both companies. We took into account his prior experience in financial services and    believe Mr. Wika’s   past experience in this field gives him the qualifications and skill to serve as a director.

John Carmichael – National Director of Sales and Director.  Mr. Carmichael has been a national director of sales and a director of the Company since November 2010.  Mr. Carmichael has been the sales and marketing representative for Shogun Energy Inc., since March 2010. From 1997 until March 2010, Mr. Carmichael was a sales and marketing representative for US Smokeless Tobacco Company, producer and marketer of moist, smokeless tobacco and an operating company of Altria Group, Inc.  Mr. Carmichael received a BS in Business Administration from the University of Sioux Falls in 1996. The Company believes Mr. Carmichael’s   past experience in marketing  gives him the qualifications and skill to serve as a director.

Shawn Knapp –Director.  Mr. Knapp has been a director of the Company since November 2010.  He was chief executive officer of the Company from December 31, 2010 until April 6, 2011.  Mr. Knapp has been the founder and CEO/Chairman of Shogun Energy, Inc. since October 2009.  Mr. Knapp is the founder and President of Shawn’s Custom Homes, Inc., a construction company, since 1999.  Mr. Knapp is the VP of Ideal Properties, Inc., a real estate investment company in South Dakota.  From January 2003 to March of 2006, Mr. Knapp was the President and founder of Distinct Builders, Inc., a design company and manufacturer of ice shacks and commercial trailers for ice fishing in South Dakota The Company believes Mr. Knapp’s   past experience in engineering and construction   gives him the qualifications and skill to serve as a director.

Ronald Cosman –Director.  Ronald Cosman has been a director since May 2007. Mr. Cosman is currently a senior VP in marketing and sales at a major defense industry company in Switzerland they are the worldwide leaders of observation and location devices. Born in Switzerland, Mr. Cosman went to the University of Zurich and has his masters in business administration. Mr. Cosman also worked with Ernst & Young as a CPA for 5 years also worked with IBM and Hewlett Packard for 12 years and a general manager for Data General in Switzerland The Company believes Mr. Cosman’s  past experience in corporate finance and compliance  gives him the qualifications and skill to serve as a director.

Gregory Pippo – Director.  Mr. Pippo has been director of the Company since April 6, 2011. Greg Pippo is both an attorney and entrepreneur with a strong background in finance and a proven track record in online retail and direct marketing.  Greg is currently the President and COO of Sorbco, a rapidly growing start up consumer product company.  Prior to Sorbco, Greg co-founded Avelle, aka Bag Borrow or Steal (www.bagborroworsteal.com), a website that pioneered online rentals of luxury goods.  Before co-founding Bag Borrow or Steal, he served as an equity trader/manager at New York-based Opus Trading and spent several years as a financial analyst/commodities options trader for ED & F Man, overseeing sugar, cotton and silver trading. For two years following law school, Greg practiced appellate defense law for Torto and Waterman, P.C. in New York. He received his Bachelor of Arts degree from Binghamton University, and his J.D. degree from Benjamin N. Cardozo School of Law in New York. The Company believes Mr. Pippo’s   background in providing legal services gives him the qualifications and skill to serve as a director.

Family Relationships

Gregory Pippo is the brother in law of Lloyd Lapidus. Except for the relationship described in the previous sentence, there are no family relationships among our directors and executive officers.

Board Qualifications

The Board believes that each of our directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board. When evaluating candidates for election to the Board, the Nominating Committee seeks candidates with certain qualities that it believes are important, including integrity, an objective perspective, good judgment, leadership skills. Our directors are highly educated and have diverse backgrounds and talents and extensive track records of success in what we believe are highly relevant positions. Some of our directors have served in our operating entities and benefit from an intimate knowledge of our operations and corporate philosophy.

  To our knowledge, during the last ten years, none of our directors and executive officers (including those of our subsidiaries) has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

        We have not adopted a formal Code of Ethics applicable to all Board members, executive officers and employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2010, all officers, directors and 10% stockholders were late in their filings.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

SUMMARY COMPENSATION TABLE
		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
Name and principal position
	Year	($)	($)	($)	($)	($)	($)	($)	($)

Shawn Knapp	2010	$120,0000	-	-	-	-	-	-	$120,000
Chief Executive Officer (1)

Steven Y. Moskowitz,	2010	-	-	-	-	-	-	-	-
Former Chief Executive Officer (2)	2009	-	-	-	-	-	-	-	-

Samuel Wolf,	2010	$42,692	-	-	-	-	-	-	$42,692
Former Chief Executive Officer (3)	2009	$19,231	-	-	-	-	-	-	$19,231

(1) Mr. Knapp was appointed CEO of the Company on December 31, 2010 and resigned on April 6, 2011. (1) Mr. Moskowitz resigned as CEO of Vanity in May 2010.

(3) Mr. Wolf was appointed CEO in May 2010 and resigned as CEO on December 31, 2010. The Company has accrued the amounts owed to Mr. Wolf during 2010.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2010.

Employment Agreements

None.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2010 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Stuart Yachnowitz	$--	$2,500	--	--	--	--	$2,500
Jerry McDonough	$--	$2,500	--	--	--	--	$2,500
Yoel Goldfeder	$--	$2,500	--	--	--	--	$2,500
Ronald Cosman	$--	--	--	--	--	--	$--

On November 2, 2010, the Board of Directors of the Company authorized the issuance of 250,000 shares of the Company’s common stock to each of Mssrs. Yachnowitz, McDonough and Goldfeder as compensation for their services rendered as directors of the Company.  The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2011 and as adjusted to reflect the sale of our common stock offered by this prospectus, by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Lloyd Lapidus	0	*
Shawn Knapp (3)	641,600,000	90.46%
Darrick Wika (4)	10,538,280	13.48%
John Carmichael	0	*
Ronald Cosman	500,000	*
Gregory Pippo	0	*
All Executive Officers and Directors as a group (6 people)	652,638,280

(*) - Less than 1%.
(1)	Except as otherwise below, the address of each beneficial owner is c/o Shogun Energy, Inc., 118 Front Street, Brookings, South Dakota 57006.
(2)
Applicable percentage ownership is based on 67,628,695 shares of common stock outstanding as of April 8, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of April 8, 2011, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of April 8, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
In connection with the Exchange, Mr. Knapp received 400,000 shares of series A preferred stock of Vanity.  Each shares of series A preferred stock is entitled to 1,604 votes per share and is convertible into 1,604 shares of Vanity’s common stock.  Upon filing an amendment to the Company’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock, the shares of series A preferred stock will be automatically converted into an aggregate of 641,600,000 shares of the Company’s common stock.

(4)
In connection with the Exchange, Mr. Wika received 6,570 shares of series A preferred stock of Vanity.  Each shares of series A preferred stock is entitled to 1,604 votes per share and is convertible into 1,604 shares of Vanity’s common stock.  Upon filing an amendment to the Company’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock, the shares of series A preferred stock will be automatically converted into an aggregate of 10,538,280 shares of the Company’s common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

License Agreement with C&C LLC

On December 27, 2010, Shogun entered into an exclusive perpetual worldwide trademark licensing agreement (the “License Agreement”) with C&C, LLC a company owned and controlled by Shawn Knapp, Shogun’s chief executive officer, and his wife (“Licensor”), pursuant to which Licensor has granted Shogun the exclusive right to use the trademarks “Shogun”, a composite mark having registration number 3831415 and “Shogun Energy Drink” having registration number 3831408 (collectively, the “Trademarks”) in connection with the manufacture and sale of energy drinks throughout the world.  In consideration for the use of the Trademarks, Shogun agreed that it will pay Licensor a royalty of one half cent ($0.005) per can, bottle, or other container of Shogun’s energy drink.  Royalites shall be computed on a quarterly basis and paid no later than the last day of the month following each calendar quarter.  The first royalty payment shall be due and payable for the period ended March 31, 2012.  The term of the License Agreement begins on January 1, 2011 and is perpetual unless the License Agreement is terminated if (i) Shogun makes any assignment of its assets for the benefit of its creditors or it declares bankruptcy or (ii) either party fails to comply with the terms of the License Agreement.

Lease for 118 Front Street

Shogun’s corporate offices and distribution facility are both located at 118 Front St. Brookings SD 57006.  Shogun leases approximately 12,000 square feet of space from Shawn's Custom Homes, Inc. owned by Shawn Knapp, Shogun’s chief executive officer, for its entire operation with approximately 2,000 devoted to office space and 10,000 devoted to warehousing, refurbishment, and distribution operations for $4,400 per month.  The lease expires December 31, 2015 however Shogun has the option to renew the lease for an additional five year term upon written notice.  These facilities are suitable for our purposes and are expected to accommodate our needs for the foreseeable future.

Dacotah Bank Loan

On April 30, 2010, Shogun issued a promissory note to Dacotah Bank for an aggregate principal amount of $55,000.  The promissory note bares interest at rate of 7.5% per annum and matured on October 30, 2010.  On December 29, 2010, the maturity date of the promissory note was extended from October 30, 2010 to February 1, 2012. Shogun’s obligations under the promissory note are guaranteed by Shawn Knapp, the Shogun’s chief executive officer.

Advances by Shawn Knapp and related entities

Shawn Knapp, Shogun’s chief executive officer, has funded Shogun on an as going basis through loans made by him personally, through his company, Shawn’s Custom, Inc. his wife, his father and his affiliated entities (the “Related Parties”).
A Summary of Advances and Notes Payable - Related Parties at December 31, 2010 and 2009 are as follows:
	2010	2009
Notes Payable / Advances - LaserIT, Inc.	$20,684	$51,668
Notes Payable / Advances - Shawn Knapp and Shawn’s Custom Home, Inc.	52,367	9,366
Notes Payable / Advances - Roxanne Knapp	79,720	8,307
Notes Payable / Advances - Duane Knapp	100,000	-

Total	$252,771	$69,341

On December 27, 2010, Shogun issued a note payable to LaserIt, Inc. for amounts loaned through September 30, 2010 for an aggregate principal amount of $46,067.39.  The note bears interest at a rate of 5% per annum and is payable in monthly installments of $3,000.00 commencing on June 1, 2011, until paid in full.

On December 27, 2010, Shogun issued a note payable to Shawn Knapp, Shogun’s chief executive officer, for amounts owed through September 30, 2010 for an aggregate principal amount of $63,848.85 related to accrued salaries, which included in the accrued expenses at September 30, 2010.   The note bears interest at a rate of 5% per annum and is payable in monthly installments of $1,500.00 commencing on June 1, 2011, until paid in full.

On December 27, 2010, Shogun issued a note payable to Roxanne M. Knapp, the wife of Shawn Knapp, Shogun’s chief executive officer, for amounts loaned and owed through September 30, 2010 for an aggregate principal amount of $71,196.03.  The note bears interest at a rate of 5% per annum and is payable in monthly installments of $1,500.00 commencing on June 1, 2011, until paid in full.

On December 27, 2010, Shogun issued a note payable to Shawn’s Custom Homes, Inc., an entity controlled by Shawn Knapp, Shogun’s chief executive officer, for amounts loaned and owed through September 30, 2010 for an aggregate principal amount of $90,366.83.  The note bears interest at a rate of 5% per annum and is payable in monthly installments of $1,500.00 commencing on June 1, 2011, until paid in full.

On December 26, 2010, Shogun issued a note payable to Duane Knapp, a relative of Shawn Knapp, Shogun’s chief executive officer, for amounts loaned on August 27, 2010 for an aggregate principal amount of $100,000.  The note bears interest at a rate of 5.5%  per annum and is payable on June 26, 2011.

Director Independence

Two of our directors, Ronald Cosman and Gregory Pippo, are independent directors, using the Nasdaq definition of independence.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Effective February 2, 2010, RBSM, LLP has served as our independent auditors.  The aggregate fees billed to us by RBSM LLP, our principal accountant for professional services rendered during the years ended December 31, 2010 and 2009 in connection with their audits of our December 31, 2010 and 2009 consolidated financial statements and reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services as audit fees, audit-related fees, tax fees and all other fees are set forth in the table below:

Fee Category	Year ended December 31, 2010	Year ended December 31, 2009

Audit fees (1)	$125,541	$0
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$125,541	$0

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

Audit Committee’s Pre-Approval Practice.

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1
Share Exchange Agreement dated April 3, 2008 by and among Map V Acquisition, Inc., Vanity Holding Group, Inc. and each of the shareholders of Vanity Holding Group, Inc. (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on April 3, 2008.)

2.2
Share Exchange Agreement, dated December 31, 2010, by and among Vanity Event Holdings, Inc., Shogun Energy, Inc., the principal shareholder of Shogun Energy, Inc. and the other shareholders of Shogun Energy Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s report on Form 10-SB, as filed with the Securities Exchange Commission on March 26, 2007).
3.2	Bylaws (Incorporated by reference to the Company’s report on Form 10-SB, as filed with the Securities Exchange Commission on March 26, 2007).
3.3
Certificate of Designation for the Company’s Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

4.1	Form of Convertible Debenture, issued July 29, 2010 (Incorporated by reference to the Company's current report on Form 8-K/A, as filed with the Securities Exchange Commission on November 12, 2010.)
4.2	Form of Convertible Debenture, issued November 9, 2010 (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on November 16, 2010.)
4.3
Form of Amended and Restated Convertible Debenture issued November 9, 2010. (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on November 16, 2010.)

4.4
Promissory Note for an aggregate principal amount of $55,000 issued to Dacotah Bank (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

4.5
Commercial Guaranty, dated December 29, 2010 issued to Dacotah Bank by Shawn Knapp for the benefit of Shogun Energy, Inc. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

4.6
Note Payable for an aggregate principal amount of $63,848.85 issued by Shogun Energy, Inc. to Shawn Knapp (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

4.7
Note Payable for an aggregate principal amount of $71,196.03 issued by Shogun Energy, Inc. to Roxanne M. Knapp (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

4.8
Note Payable for an aggregate principal amount of $90,366.83 issued by Shogun Energy, Inc. to Shawn’s Custom Homes, Inc. (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

4.9
Note Payable for an aggregate principal amount of $46,067.39 issued by Shogun Energy, Inc. to LaserIt, Inc. (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

4.10
Note Payable for an aggregate principal amount of $100,000.00 issued by Shogun Energy, Inc to Duane Knapp. (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

4.11	Convertible Debenture dated April 6, 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2011 and incorporated herein by reference)
4.12
Warrant to purchase 30,000,000 shares of common stock, dated April 6, 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2011 and incorporated herein by reference)

10.1	Stock Purchase Agreement (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on January 3, 2008.)
10.2
Form of Securities Purchase Agreement dated September 1, 2009 (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on September 2, 2009.)

10.3
Form of Securities Purchase Agreement dated September 17, 2009 (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on September 17, 2009.)

10.4
Form of Securities Purchase Agreement dated November 23, 2009 (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on December 9, 2009.)

10.5
Securities Purchase Agreement, dated as of July 29, 2010, by and between Vanity Events Holding, Inc. and IIG Management LLC (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on August 3, 2010.)

10.6
Securities Purchase Agreement, dated as of November 9, 2010, by and between Vanity Events Holding, Inc. and Greystone Capital Partners LLC (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on November 16, 2010.)

10.5
Exclusive perpetual worldwide trademark licensing agreement by and between Shogun Energy, Inc. and C&C, LLC, dated December 27, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

10.6
Commercial Lease, dated January 1, 2010, by and between Shawn Knapp and Shogun Energy, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

10.7
Securities Purchase Agreement, dated as of April 6, 2011, by and between Vanity Events Holding, Inc. and IIG Management LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2011 and incorporated herein by reference)

10.8
Stock Pledge Agreement, dated April 6, 2011 by and between Shawn Knapp, IIG Management and Vanity Events Holding, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2011 and incorporated herein by reference)

10.9
Make Good Escrow Agreement, dated April 6, 2011 by and between Shawn Knapp, IIG Management and the escrow agent thereto. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2011 and incorporated herein by reference)

21.1	List of Subsidiaries

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herewith)

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herewith)

32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herewith)

32.2	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANITY EVENTS HOLDING, INC.

Date: April 15, 2011	By:	/s/ Lloyd Lapidus
Name: Lloyd Lapidus
Title: Chairman and Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lloyd Lapidus Lloyd Lapidus	Chairman and Interim Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer)	April 15, 2011
/s/ Shawn Knapp Shawn Knapp	Director	April 15, 2011
/s/ Darrick Wika Darrick Wika	Vice President of Marketing and Director	April 15, 2011
/s/ John Carmichael John Carmichael	National Sales Director and Director	April 15, 2011
Ronald Cosman	Director	April 15, 2011
/s/ Gregory Pippo Gregory Pippo	Director	April 15, 2011

VANITY EVENTS HOLDING, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the year ended December 31, 2010 and for the period from September 25, 2009 (Inception) through December 31, 2009	F-4
Consolidated Statement of Cash Flows for the year ended December 31, 2010 and for the period from September 25, 2009 (Inception) through December 31, 2009	F-5
Consolidated Statements of Changes in Equity for the period from September 25, 2009 (Inception) through December 31, 2010	F-6
Notes to Consolidated Financial Statements	F-7 to F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vanity Events Holding, Inc.

We have audited the accompanying consolidated balance sheets of Vanity Events Holding, Inc. and Subsidiaries (the “Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, deficiency of stockholders’ equity and cash flows for the year ended December 31, 2010 and for the period from September 25, 2009 (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanity Events Holdings, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010 and for the period from September 25, 2009 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has suffered losses since inception and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
April 15, 2011

VANITY EVENTS HOLDING, INC.
 CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$294	$1,592
Accounts receivable, net of allowance for doubtful accounts
of $11,185 and $0, respectively	9,034	2,126
Inventory	112,195	5,059
Other current assets	10,184	-
Receivable from related party	58,080	7,112
Total current assets	189,787	15,889

Property and equipment, net	78,563	34,045

Total assets	$268,350	$49,934

Liabilities and deficiency in stockholders' equity

Current liabilities:
Bank overdraft	$17,414	$-
Accounts payable and accrued expenses	472,504	36,145
Notes payable - bank, current portion	130,057	139,000
Notes payable - other, net of discount of $132,877 and $0, respectively	137,123	-
Notes payable - related parties	252,771	69,341
Advances payable - related parties	-	18,446
Accrued payroll liabilities and sales tax liabilities	287,366	-
Other liabilities	40,819
Derivative liabilities	1,551,289
Total current liabilities	2,889,343	262,932

Commitments and continencies	-	-

Deficiency in stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value,
500,000 and no shares issued and outstanding at December 31, 2010 and 2009, respectively	500	-
Common stock authorized 350,000,000 shares, $0.001 par value,
64,989,807 and 64,989,807 shares issued and outstanding
at December 31, 2010 and 2009, respectively	64,990	64,990
Additional paid in capital	408,077	(63,990)
Accumulated deficit	(3,094,560)	(213,998)
Total deficiency in stockholders' equity	(2,620,993)	(212,998)

Total liabilities and deficiency in stockholders' equity	$268,350	$49,934

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE PERIOD FROM SEPTEMBER 25, 2009 (INCEPTION) THROUGH DECEMBER 31, 2009

		Period from
		September 25, 2009
	Year Ended	(Inception)
	December 31,	Through December 31,
	2010	2009

Net Sales	$307,816	$10,351
Cost of goods sold	108,752	144,043

Gross profit (loss)	199,064	(133,692)

Operating expenses	730,328	80,306

Loss from operations	(531,264)	(213,998)

Interest expense	(13,567)	-

Loss before provision for income taxes	(544,831)	(213,998)

Provision for income taxes	-	-

Net loss	(544,831)	(213,998)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	64,989,807	64,989,807

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 25, 2009 (INCEPTION) THROUGH DECEMBER 31, 2010

					Additional		Deficiency in
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 25, 2009 (Inception), adjusted for recapitalization	-	$-	64,989,807	$64,990	$(64,990)	$-	$-

Sale of subsidiary, Shogun's common stock	-	-	-	-	1,000	-	1,000

Net loss	-	-	-	-	-	(213,998)	(213,998)

Balance, December 31, 2009	-	-	64,989,807	64,990	(63,990)	(213,998)	(212,998)

Sale of subsidiary, Shogun's common stock	-	-	-	-	472,567	-	472,567

Preferred stock issued in connection with the shares exchange transacton on December 31, 2010 and effect of recapitalization	500,000	500	-	-	(500)	(2,335,731)	(2,335,731)

Net loss	-	-	-	-	-	(544,831)	(544,831)

Balance, December 31, 2010	500,000	$500	64,989,807	$64,990	$408,077	$(3,094,560)	$(2,620,993)

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE PERIOD FROM SEPTEMBER 25, 2009 (INCEPTION) THROUGH DECEMBER 31, 2009

		Period from
		September 25, 2009
	Year ended	(Inception)
	December 31,	Through December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(544,831)	$(213,998)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	10,750	1,171
Allowance for doubtful accounts	11,185	-
Changes in operating assets and liabilities:
Accounts receivable	(18,093)	(2,126)
Inventory	(107,136)	(5,059)
Other current assets	(10,000)
Accounts payable and accrued expenses	217,056	36,145

Net cash used in operating activities	(441,069)	(183,867)

Cash flows from investing activities:
Cash paid for fixed assets	(15,401)	(35,216)

Net cash used in investing activities	(15,401)	(35,216)

Cash flows from financing activities:
Sale of subsidiary's common stock	432,700	1,000
Bank overdraft	17,414	-
Merger transaction costs	(100,015)	-
Proceeds from notes payable - bank	58,065	139,000
Repayments of notes payable - bank	(67,008)	-
Proceeds from notes payable - related parties	275,784	69,341
Repayments of notes payable - related parties	(110,800)	-
Advances to related party	(50,968)	(7,112)
Advances from related party	-	18,446

Net cash provided by financing activities	455,172	220,675

Net (decrease) increase in cash	(1,298)	1,592
Cash, beginning of period	1,592	-
Cash, end of period	$294	$1,592

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$3,411	$-

Non-cash investing and financing activities:
Acquisiton of leasehold improvement settled in Shogun's common stock, which exchanged in the Company's preferred stock in connection with the December 2010 Transaction	$39,867	$-
Net liabilities assumed in connection with the reverse recapitalization transaction	$2,198,546	$-

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

COMPANY OVERVIEW

Nature of Operations

VANITY EVENTS HOLDING, INC.  (the “Company” or “Vanity” or “we” or “our”), was organized as a Delaware Corporation on August 25, 2004, and is a holding company with expanding lines of business. Utilizing the acquired trademark of America’s Cleaning Company™, Vanity had established a cleaning company offering a full range of residential and commercial cleaning services as its only operating business until December 2010. In September 2010 the Company was forced to temporarily suspend its cleaning services operations due to a lack of available funds. In December 2010 we entered into a share exchange agreement (“Exchange Agreement”) by and among the Company, Shogun Energy, Inc., a South Dakota corporation (“Shogun”), Shawn Knapp, the principal shareholder of Shogun (the “Principal Shareholder”) and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with the Principal Shareholder, the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of the Company’s series A preferred stock (the “Exchange”). Each share of series A preferred stock shall be entitled to 1,604 votes per share and shall be convertible into 1,604 shares of the Company’s common stock.  Upon filing an amendment to the Company’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock (the “Amendment”), the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 shares of the Company’s common stock.  The Exchange Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the Exchange consideration, the process of exchanging the consideration and the effect of the Exchange.   The closing of the transaction took place on December 31, 2010.

The Company’s wholly-owned subsidiaries include Shogun, Inc.; Vanity Events, Inc.; America’s Cleaning Company; and Vanity Licensing, Inc.  For the fiscal year 2009, the only active subsidiary of the Company was Vanity Events, Inc. The Company's cleaning services were performed out of a division of Vanity Events, Inc. which used the name America's Cleaning Company™.  There was only one set of books maintained at December 31, 2009, which was for our sole operating business, cleaning services business and the Company.  Effective January 1, 2010, the Company has maintained a separate general ledger for Vanity Events, Inc. and America’s Cleaning Company’s operations.

In addition, the Company decided during the second quarter of 2010 to temporarily pull back on its products operations in order to focus its efforts on America’s Cleaning Company and the Company’s franchising efforts. In September 2010 the Company was forced to temporarily suspend its cleaning services operations due to a lack of available funds.

Reverse Mergers

April 2008 Transaction

On April 2, 2008, the Company, formerly known as Map V Acquisition, Inc., a Delaware corporation entered into a Share Exchange Agreement with Vanity Holding Group, Inc. (“Vanity Group”) and Vanity Group’s then shareholders whereby we acquired all of the issued and outstanding shares of the common stock of Vanity Group.  As consideration for the acquisition of the shares of Vanity Group, the Company agreed to issue an aggregate of 21,392,109 shares (with the 1.7118 to 1 share of stock split effect) of its common stock, $0.0001 par value (the “Common Stock”) to the Vanity Group Shareholders.  Upon consummation of the acquisition, Vanity Group became a wholly-owned subsidiary of the Company.  Subsequent to the completion of the reverse merger acquisition, we filed a Certificate of Amendment with the Delaware Secretary of State changing its name from Map V Acquisition, Inc. to Vanity Events Holding, Inc. (“Vanity” or the “Company”) in 2008.

The acquisition was accounted for as a “reverse merger”, since the stockholders of Vanity Group owned the majority of the Company’s common stock immediately following the transaction and their management has assumed operational, management and governance control. The reverse merger transaction is recorded as a recapitalization of Vanity Group pursuant to which Vanity Group is treated as the surviving and continuing entity although Vanity or the Company is the legal acquirer rather than a business combination.  The Company did not recognize goodwill or any intangible assets in connection with this transaction.  Accordingly, the Company’s then historical financial statements were those of Vanity Group prior to the consummation of the December 2010 Transaction.

Effective with the reverse merger, all previously outstanding common stock owned by Vanity Group’s shareholders were exchanged for the Company’s common stock. The value of the Company’s common stock that was issued to Vanity Group’s shareholders was the historical cost of the Company’s net tangible assets, which did not differ materially from its fair value.

Vanity had no operations and or no or minimal assets prior to and on the closing date of the December 31, 2010 reverse recapitalization transaction.

December 2010 Transaction

On December 31, 2010, we entered into a share exchange agreement (“Exchange Agreement”) by and among the Company, Shogun Energy, Inc., a South Dakota corporation (“Shogun”), Shawn Knapp, the principal shareholder of Shogun (the “Principal Shareholder”) and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with the Principal Shareholder, the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of the Company’s series A preferred stock (the “Exchange”). Each share of series A preferred stock shall be entitled to 1,604 votes per share and shall be convertible into 1,604 shares of the Company’s common stock.  Upon filing an amendment to the Company’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock (the “Amendment”), the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 shares of the Company’s common stock.  The Exchange Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the Exchange consideration, the process of exchanging the consideration and the effect of the Exchange.   The closing of the transaction took place on December 31, 2010.

The transaction has been accounted for as a reverse acquisition of Vanity by Shogun but in substance as a capital transaction, rather than a business combination since Vanity had no or nominal operations and assets prior to and as of the closing the transaction.  The stockholders of Shogun owned a majority of the Company’s voting power immediately following the transaction and Shogun’s management has assumed operational, management and governance control. The transaction is deemed as reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goowill or other intangible assets should be recorded.  Shogun is treated as the surviving and continuing entity.   The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of Shogun, Inc.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Vanity assets and liabilities retained subsequent to the transaction are as follows:

Other current asset	$184
Accounts payable and accrued expenses	(229,218)
Accrued payroll liabilities and sales tax liabilities	(281,100)
Loans and notes payable, net of discount of $132,877	(137,123)
Derivative liability	(1,551,289)
Net liabilities retained	$(2,198,546)

Vanity was forced to temporarily suspend its operations due to lack of available funds as disclosed above.  In addition, the Company had no operations and no or minimal assets prior to and on the closing date of the December 2010 Transaction.  The transaction is in substance as a capital transaction or deemed as reverse recapitalization, rather than a business combination and no goodwill or other intangible assets should be recorded.

Current Operations

Shogun Energy, Inc. (“Shogun”) was incorporated in the state of South Dakota on September 25, 2009 under the name “Abstract Nationwide Distributing, Inc.”  On September 20, 2010, Shogun changed its name from “Abstract Nationwide Distributing, Inc.” to “Shogun Energy, Inc.”

Shogun’s goal is to produce a premium line of energy drinks that are unique and appealing to all demographics, which adds to the allure of its product and the value of its brand. Shogun operates with the four warrior attributes in mind: loyalty to our customers; honor and pride in ourselves to produce an excellent product; confidence to promote our energy drink; and determination to toil long hours in order to perfect our product.

Currently, Shogun’s only product is the Shogun Energy® drink which is available in both regular and sugar-free varieties.  Shogun packages its Shogun Energy® drinks in 8.4-ounce and/or 16-ounce aluminum cans.

BASIS OF PRESENTATION AND GOING CONCERN

Shogun has incurred a net loss of $544,831 for the year ended December 31, 2010. At December 31, 2010 we have negative working capital of $2,699,556 and stockholders’ deficiency of $2,620,993. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at December 31, 2010.

Management’s plan regarding these matters is to increase sales, resulting in reduced losses and raise additional debt and/or equity financing to cover operating costs as well as its obligations as they become due.

There can be no assurances that funds will be available to the Company when needed or, if available, that such funds would be available under favorable terms. In the event that the Company is unable to generate adequate revenues to cover expenses and cannot obtain additional funds in the near future, the Company may seek protection under bankruptcy laws.  To date, management has not considered this alternative, nor does management view it as a likely occurrence, since the Company is progressing with various potential sources of new capital and we anticipate a successful outcome from these activities. However, capital markets remain difficult and there can be no certainty of a successful outcome from these activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has transferred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. Revenue is not recognized on product sales transacted on a test or pilot basis. Instead, receipts from these types of transactions offset marketing expenses.

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At December 31, 2010 and 2009, based on our review of customer activity, we recorded an allowance for doubtful accounts of $11,185 and $0, respectively.

INVENTORY

We value our inventory at the lower of cost (first-in, first-out) or market. We use estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated realizable value and charged to cost of goods sold in the period in which the facts that give rise to the adjustments become known.

LONG-LIVED ASSETS

Shogun assesses the carrying value of long-lived assets in accordance with ASC 360, "Property, Plant and Equipment". We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend.

MAJOR CUSTOMERS

Two customers accounted for 31% of our accounts receivable at December 31, 2010.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Shogun provides for depreciation and amortization using the straight-line method over estimated useful lives of five to ten years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our short-term financial instruments, including cash, accounts receivable and accounts payable and accrued expenses consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of our notes and advances payable is based on management estimates and reasonably approximates their book value based on their current maturity.

Fair value measurements

ASC 820 “Fair Value Measurements and Disclosure” establishes a framework for measuring fair value and expands disclosure about fair value measurements.

ASC 820 defines fair value as the amount that would be received for an asset or paid to transfer a liability (i.e., an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes the following three levels of inputs that may be used:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In accordance with ASC 820, the following table represents Shogun’s fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$294	$-	$-	$294
Total Assets	$294	$-	$-	$294
Liabilities
Notes payable	$-	$-	$519,951	$519,951
Conversion derivative liabilities	-	-	1,551,289	1,551,289
Total Liabilities	$-	$-	$2,071,240	$2,071,240

The following is a description of the valuation methodologies used for these items:

Conversion derivative liability — these instruments consist of certain of our notes which are convertible based on a discount to the market value of our common stock. These instruments were valued using pricing models which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

LOSS PER SHARE

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 1,868,666,666 common share equivalents at December 31, 2010 and none at December 31, 2009, which have been excluded from the computation of the weighted average diluted shares.

INCOME TAXES

We utilize ASC 740 “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. As a result of this review, the Company concluded that at this time there are no uncertain tax positions that would result in tax liability to the Company. There was no cumulative effect on retained earnings as a result of applying the provisions of this guidance.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-28— When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.   This update provides amendments to ASC Topic 350—Intangibles, Goodwill and Other that requires an entity to perform Step 2 impairment test even if a reporting unit has zero or negative carrying amount. Step 1 tests whether the carrying amount of a reporting unit exceeds its fair value. Previously reporting units with zero or negative carrying value passed Step 1 because the fair value was generally greater than zero. Step 2 requires impairment testing and impairment valuation be calculated in between annual tests if an event or circumstances indicate that it is more likely than not that goodwill has been impaired. ASU 2010-28 is effective beginning January 1, 2011. As a result of this standard, goodwill impairments may be reported sooner than under current practice. We do not expect ASU 2010-28 to have any impact on our financial statements.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The provisions of this guidance have no material effect on the Company’s financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010.   The provisions of this guidance have no material effect on the Company’s financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. The provisions of this guidance have no material effect on the Company’s financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”).  2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement to have any material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06— Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820—Fair Value Measurements and Disclosures that requires additional disclosures about significant transfers into and out of Levels 1 and 2 in the fair value measurements, as well as reasons for the transfers. It also clarifies existing disclosures related to the level of disaggregation in the disclosures as well as the required disclosures about inputs and valuation techniques. The adoption of this portion of the standard which was effective January 1, 2010, has not had a material impact on our financial statements. See Note 2 below for further discussion of this statement and its effect on the financial statements presented herein. Additionally a portion of this standard is effective for interim and annual reporting periods beginning after December 15, 2010. This portion requires disclosure of purchases, sales, issuance and settlements in the reconciliation of Level 3 fair value measurements.  We do not expect this portion of the standard to have any impact on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13 —Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force, which amends ASC Topic 605— Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. We do not expect ASU 2009-13 to have any impact on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of the following:

	December 31, 2010	December 31, 2009
Delivery equipment	$22,770	$15,270
Furniture and office equipment	12,297	7,733
Leasehold improvements	55,417	12,213
Accumulated depreciation	(11,921)	(1,171)
Carrying value	$78,563	$34,045

Depreciation expense was $10,750 and $1,171 for the periods ended December 31, 2010 and 2009, respectively.

NOTE 4 - INVENTORY

Inventory at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Work in process	$42,750	$-
Finished goods	69,445	5,059
Total	$112,195	$5,059

NOTE 5 – NOTES PAYABLE - BANK

At December 31, 2010 and 2009, we were indebted to Dacotah Bank pursuant to two promissory notes with an aggregate principal balance of $130,057 and $139,000, respectively. The notes mature at various dates through June 15, 2011.  Interest rates range from 7% to 7.5% per year, with a weighted average rate of 7.1% per year at December 31, 2010. The notes are secured by all of our assets and the personal guarantee of our shareholder.

NOTE 6 – CONVERTIBLE DEBENTURES, NOTES PAYABLE AND DERIVATIVE LIABILITY

CONVERTIBLE DEBENTURES

On June 4, 2010 (and amended November 2, 2010), Vanity issued a $50,000 convertible debenture that matures on June 4, 2011. The debenture bears interest at a rate of 10% per annum and is convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of the lesser of i) 10% per annum of the average closing bid price of the Company’s common stock during the five trading days immediately preceding conversion as quoted by Bloomberg, LP; or ii) the average of the closing bid price during the five trading days prior to conversion.

On July 29, 2010, Vanity Company issued a $120,000 convertible debenture that matures on July 29, 2011. The debenture bears interest at a rate of 10% per annum and is convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of the lesser of i) 20% of the average closing bid price of the Company’s common stock during the five trading days immediately preceding conversion as quoted by Bloomberg, LP; or ii) the average of the closing bid price during the five trading days prior to conversion.

On November 8, 2010, Vanity Company issued a $50,000 convertible debenture that matures on November 9, 2011. The debenture bears interest at a rate of 10% per annum and is convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of the lesser of i) 10% of the average closing bid price of the Company’s common stock during the five trading days immediately preceding conversion as quoted by Bloomberg, LP; or ii) the average of the closing bid price during the five trading days prior to conversion.

The Company has identified the embedded derivatives related to the convertible notes, consisting of the conversion feature.  Since the notes are convertible into a variable number of shares, the conversion features of the debentures are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

At December 31, 2010, we recalculated the fair value of our embedded conversion features subject to derivative accounting and have determined that their fair value at December 31, 2010 was $1,551,289. The value of the conversion features was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.21%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 443%; and (4) an expected life of the warrants of 0.6 years.

Unamortized discount related to the above debentures was $132,877 at December 31, 2010. This amount will be charged to interest expense during 2011.

LOANS PAYABLE

On June 11th and June 22nd, 2010, Vanity received monies from an accredited investor, as a non-interest-bearing loan, without formal loan agreements and terms. The amounts received were $25,000 each, and were loaned as a favor to the Company.

NOTE 7 – NOTES AND ADVANCES PAYABLE – RELATED PARTIES

Shawn Knapp, Shogun’s chief executive officer, has funded Shogun on an ongoing basis through loans and advances made by him personally, by his company, Shawn Custom Home, Inc., by his wife, by his father and by the affiliated entities. The aggregate amounts due to Mr. Knapp, his wife, his father and the affiliated entities were $252,771 at December 31, 2010 and $87,787 at December 31, 2009. As of December 31, 2010 these advances and loans have been converted into notes bearing interest at 5% per year with repayment beginning in June 2011.

A Summary of Advances and Notes Payable - Related Parties at December 31, 2010 and 2009 are as follows:	2010	2009
Notes Payable / Advances - LaserIT, Inc.	$20,684	$51,668
Notes Payable / Advances - Shawn Knapp and Shawn's Custom Home, Inc.	52,367	9,366
Notes Payable / Advances - Roxanne Knapp	79,720	8,307
Notes Payable / Advances - Duane Knapp	100,000	-
Total	$252,771	$69,341

NOTE 8 – ADVANCES RECEIVABLE – RELATED PARTIES

Shogun has made advances to an entity affiliated with Shawn Knapp. These advances aggregated $58,080 and $7,112 at December 31, 2010 and 2009, respectively.

As of March 31, 2010, Vanity had loan receivables due from related parties / shareholders in the amount of $794,500, as a result of a note issued by Vanity which was executed in April 2010 under the direction of Vanity’s former CEO, Steven Y. Moskowitz, without proper approval of, or ratification by, the Company’s board of directors.  These related parties are or were under the common ownership / control and or management of Steven Y. Moskowitz, where he was an officer and or shareholder. The balance on this loan was $617,424 as of December 31, 2010. The Company cannot determine whether it will be able to collect any further monies on this note and has fully impaired it as of December 31, 2010. The Company is determining what options it may have in attempting to take action to collect on the note.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which there were 500,000 shares issued and outstanding at December 31, 2010 and none at December 31, 2009.

The 500,000 preferred shares were issued in connection with the December 31, 2010 transaction pursuant to which Shogun was acquired in a reverse recapitalization which in substance is a capital transaction.  Pursuant to the terms of the transaction, the shareholders of Shogun exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of our series A preferred stock. Each share of series A preferred stock shall be entitled to 1,604 votes per share and shall be convertible into 1,604 shares of our common stock.  Upon filing an amendment to our certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock, the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 shares of our common stock.

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2010, there were 64,989,807 shares of common stock issued and outstanding.

During 2010, prior to the consummation of the reverse recapitalization transaction described in Note 1, Shogun sold 86,540 shares of its common stock and received cash proceeds of $432,700. Shogun also issued 20,000 shares of its common stock as payment for leasehold improvements valued at $39,867.

During 2009, Shogun sold 426,160 shares of its common stock for proceeds of $1,000 to its founder, Shawn Knapp.

On December 31, 2010, 64,989,807 shares of the Company's common stock were deemed issued pursuant to the reverse recapitalization or capital transaction and 532,700 shares of Shogun's common stock were deemed exchanged for 500,000 shares of the Company’s preferred stock.

The Company does not have sufficient authorized shares of common stock as of December 31, 2010 and as of the filing date of this report to satisfy the equivalent common if converted.

NOTE 10 - PROVISION FOR INCOME TAXES

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between consolidated financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

At December 31, 2010, we have available for U.S federal income tax purposes a net operating loss carry forward of approximately $669,000 expiring through the year 2030 that may be used to offset future taxable income.  The deferred tax asset related to the carry forward is approximately $227,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company it is more likely than not that the benefit will not be realized. Components of deferred tax assets as of December 31, 2010 and 2009 are presented below.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the periods ended December 31, 2010 and 2009 as presented below.

	2010	2009

Deferred tax assets:
Net operating loss carryover	$227,000	$73,000
Accrued compensation	31,000	-
Valuation allowance	(258,000)	(73,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-0%	-0%
Valuation allowance	34%	34%

Effective income tax rate	0%	0%

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and the tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASE

Shogun’s corporate offices and distribution facility are both located in Brookings SD.  Shogun leases approximately 12,000 square feet of space from Shawn's Custom Homes, Inc. owned by Shawn Knapp, Shogun’s chief executive officer, for its entire operation with approximately 2,000 devoted to office space and 10,000 devoted to warehousing, refurbishment, and distribution operations for $4,400 per month.  The lease expires December 31, 2015 however Shogun has the option to renew the lease for an additional five year term upon written notice.  These facilities are suitable for our purposes and are expected to accommodate our needs for the foreseeable future.

Rent expense was $52,800 and $17,600 for the periods ended December 31, 2010 and 2009, respectively.

LITIGATION

From time to time, The Company and its subsidiaries may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company and its subsidiaries are currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

NOTE 12 - SUBSEQUENT EVENTS

In February 2011, an investor converted a portion of his convertible notes issued in July 2010, which resulted in the issuance of 2,638,888 shares of the Company's common stock.

On April 6, 2011, the Company entered into a Securities Purchase Agreement with IIG Management LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $135,000 (the “Debenture”).  In connection with the agreement, the Investor received a warrant to purchase 30,000,000 shares of the Company’s Common Stock (the “Warrant”).   As an inducement for the Investors to enter into the Purchase Agreement, the Company, Shawn Knapp, the Company’s chief executive officer (“Mr. Knapp”) and the Investor entered into a Pledge Agreement pursuant to which the Debenture is secured by 270,262 of Mr. Knapp’s shares of series A convertible preferred stock of the Company.  In addition, on April 6, 2011,  Mr. Knapp entered into a Make Good Securities Escrow Agreement with the Investor and Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”) whereby Mr. Knapp has agreed to deliver to the Escrow Agent certificate(s) representing an aggregate of 129,738 shares of the Company’s series A convertible preferred stock, which shall be deliverable in the event the Company fails to achieve certain financial performance thresholds for the 12-month period ended December 31, 2011.