Form 10-Q
period 2011-03-31
Vanity Events Holding, Inc.
filed 2011-05-16
CIK 1393935

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No. 0-52524

VANITY EVENTS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2114545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Front Street
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

Number of shares of common stock outstanding as of May 13, 2011 was 67,628,695.

VANITY EVENTS HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$2,145	$294
Accounts receivable, net of allowance for doubtful accounts
of $7,219 and $11,185, respectively	12,984	9,034
Inventory	101,516	112,195
Other current assets	10,184	10,184
Receivable from related party	58,080	58,080
Total current assets	184,909	189,787

Property and equipment, net	75,544	78,563

Total assets	$260,453	$268,350

Liabilities and deficiency in stockholders' equity

Current liabilities:
Bank overdraft	$-	$17,414
Accounts payable and accrued expenses	668,071	472,504
Notes payable - bank, current portion	130,057	130,057
Notes payable - other, net of discount of $78,006 and $132,877, respectively	311,369	137,123
Notes payable - related parties	271,991	252,771
Accrued payroll liabilities and sales tax liabilities	288,168	287,366
Other liabilities	37,169	40,819
Derivative liabilities	1,517,745	1,551,289
Total current liabilities	3,224,570	2,889,343

Commitments and continencies	-	-

Deficiency in stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value,
500,000 shares issued and outstanding at March 31, 2011 and
December 31, 2010, respectively	500	500
Common stock authorized 350,000,000 shares, $0.001 par value,
67,628,695 and 64,989,807 shares issued and outstanding at March 31, 2011
and December 31, 2010, respectively	67,629	64,990
Additional paid in capital	416,480	408,077
Accumulated deficit	(3,448,726)	(3,094,560)
Total deficiency in stockholders' equity	(2,964,117)	(2,620,993)

Total liabilities and deficiency in stockholders' equity	$260,453	$268,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$30,561	$96,878
Cost of goods sold	10,612	37,298

Gross profit	19,949	59,580

Operating expense:
Selling expense	56,869	61,828
General and administrative expense	274,582	51,673

Total operating expense	331,451	113,501

Loss from operations	(311,502)	(53,921)

Gain on change in fair value of derivative liability	24,402	-
Interest expense	(67,066)	(2,633)

Loss before provision for income taxes	(354,166)	(56,554)

Provision for income taxes	-	-

Net loss	$(354,166)	$(56,554)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	66,719,745	64,989,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 25, 2009 (INCEPTION) THROUGH MARCH 31, 2011
(Unaudited)

					Additional		Deficiency in
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, September 25, 2009 (Inception), adjusted for recapitalization	-	$-	64,989,807	$64,990	$(64,990)		$-

Sale of subsidiary, Shogun's common stock	-	-	-	-	1,000	-	1,000

Net loss	-	-	-	-	-	(213,998)	(213,998)

Balance, December 31, 2009	-	-	64,989,807	64,990	(63,990)	(213,998)	(212,998)

Sale of subsidiary, Shogun's common stock	-	-	-	-	472,567	-	472,567

Preferred stock issued in connection with the shares exchange transacton on December 31, 2010 and effect of recapitalization	500,000	500	-	-	(500)	(2,335,731)	(2,335,731)

Net loss						(544,831)	(544,831)

Balance, December 31, 2010	500,000	500	64,989,807	64,990	408,077	(3,094,560)	(2,620,993)

Shares issued upon conversion of debt			2,638,888	2,639	(739)		1,900

Derivative liability reclassified upon conversion					9,142		9,142

Net loss						(354,166)	(354,166)

Balance, March 31, 2011	500,000	$500	67,628,695	$67,629	$416,480	$(3,448,726)	$(2,964,117)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(354,166)	$(56,554)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	4,185	1,823
Allowance for doubtful accounts	(3,966)	-
Change in fair value of derivative liability	(24,402)	-
Amortization of debt discount	54,871	-
Changes in operating assets and liabilities:
Accounts receivable	16	(43,289)
Inventory	10,679	(5,923)
Accounts payable and other current liabilities	277,494	72,341

Net cash used in operating activities	(35,289)	(31,602)

Cash flows from investing activities:
Cash paid for fixed assets	(1,166)	(7,500)

Net cash used in investing activities	(1,166)	(7,500)

Cash flows from financing activities:
Bank overdraft	(17,414)	-
Proceeds from notes payable - bank	-	31,738
Proceeds from notes payable - related parties	26,675	28,873
Repayments of notes payable - related parties	(7,455)	(9,512)
Proceeds from notes payable - other	36,500	-
Advances to related party	-	(12,222)

Net cash provided by financing activities	38,306	38,877

Net increase in cash	1,851	(225)
Cash, beginning of period	294	1,592
Cash, end of period	$2,145	$1,367

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$1,144	$-

Non-cash investing and financing activities:
Note payable issued as payment for accounts payable	$84,775	$-
Note payable converted to common stock	1,900	-
Derivative liability reclassified to equity upon conversion of debt	9,142	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements .

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010
(Unaudited)

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

The Company’s wholly-owned subsidiaries include Shogun Energy, Inc.; Vanity Events, Inc.; America’s Cleaning Company; and Vanity Licensing, Inc.

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

The transaction has been accounted for as a reverse acquisition of Vanity by Shogun but in substance as a capital transaction, rather than a business combination since Vanity had no or nominal operations and assets prior to and as of the closing of the transaction.  The stockholders of Shogun owned a majority of the Company’s voting power immediately following the transaction and Shogun’s management has assumed operational, management and governance control. The transaction is deemed as reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goowill or other intangible assets should be recorded.  Shogun is treated as the surviving and continuing entity.   The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of Shogun, Energy, Inc.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Vanity assets and liabilities retained at December 31, 2010, subsequent to the transaction, are as follows:

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

BASIS OF PRESENTATION AND GOING CONCERN

We have incurred a net loss of $354,166 for the three months ended March 31, 2011. At March 31, 2011 we have negative working capital of $3,039,661 and stockholders’ deficiency of $2,964,117. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at March 31, 2011.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

The condensed consolidated balance sheet as at December 31, 2010 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

MAJOR CUSTOMERS

Two customers accounted for 57% of our sales for the three months ended March 31, 2011 and 4 customers accounted for 59% of our sales for the three months ended March 31, 2010.

Three customers accounted for 61% of our accounts receivable at March 31, 2011. Two customers accounted for 31% of our accounts receivable at December 31, 2010.

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

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$195	$-	$-	$195
Total Assets	$195	$-	$-	$195
Liabilities
Notes payable	$-	$-	$713,417	$713,417
Conversion derivative liabilities	-	-	1,517,745	1,517,745
Total Liabilities	$-	$-	$2,231,162	$2,231,162

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

LOSS PER SHARE

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 1,155,444,444 common share equivalents at March 31, 2011 and none at March 31, 2010, which have been excluded from the computation of the weighted average diluted shares.

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

NOTE 3 - INVENTORY

Inventory at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
	(Unaudited)
Work in process	$42,750	$42,750
Finished goods	58,766	69,445
Total	$101,516	$112,195

NOTE 4 – CONVERTIBLE DEBENTURES, NOTES PAYABLE AND DERIVATIVE LIABILITY

CONVERTIBLE DEBENTURES

The Company has identified the embedded derivatives related to its convertible notes, consisting of the conversion feature.  Since the notes are convertible into a variable number of shares, the conversion features of the debentures are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

During the three months ended March 31, 2011, $1,900 of our convertible debentures subject to derivative accounting was converted into 2,638,888 shares of common stock. As a result of the conversion of the debt, we have reclassified $9,142 of our conversion feature derivative liability to additional paid in capital.

At March 31, 2011, we recalculated the fair value of our embedded conversion features subject to derivative accounting and have determined that their fair value at March 31, 2011 was $1,517,745. The value of the conversion features was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.12%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 522%; and (4) an expected life of the warrants of 0.35 years.

During the three months ended March 31, 2011, we executed three promissory notes in the aggregate amount of $36,500. Two of the notes, aggregating $21,500, bear interest at the rate of 10% per year and mature on June 30, 2011. The third note, in the amount of $15,000, has no stated interest rate and is due upon the consummation of our next financing through either debt or equity securities.

On March 9, 2011 we executed a promissory note in the amount of $84,775 as payment of outstanding legal fees. The note bears interest at 5% per year and matures on September 9, 2011.

NOTE 5 – NOTES AND ADVANCES PAYABLE – RELATED PARTIES

Shawn Knapp, Shogun’s chief executive officer, has funded Shogun on an ongoing basis through loans and advances made by him personally, by his company, Shawn Custom Home, Inc., by his wife, by his father and by the affiliated entities. The aggregate amounts due to Mr. Knapp, his wife, his father and the affiliated entities were $271,991 and $252,771 at March 31, 2011 and December 31, 2010, respectively. At December 31, 2010 these advances and loans have been converted into notes bearing interest at 5% per year with repayment beginning in June 2011.

A Summary of Advances and Notes Payable - Related Parties at March 31, 2011 and December 31, 2010 are as follows:	2011	2010
	(Unaudited)
Notes Payable / Advances - LaserIT, Inc.	$20,452	$20,684
Notes Payable / Advances - Shawn Knapp and Shawn's Custom Home, Inc.	52,367	52,367
Notes Payable / Advances - Roxanne Knapp	99,172	79,720
Notes Payable / Advances - Duane Knapp	100,000	100,000
Total	$271,991	$252,771

NOTE 6 – ADVANCES RECEIVABLE – RELATED PARTIES

Shogun has made advances to an entity affiliated with Shawn Knapp. These advances aggregated $58,080 at March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, Vanity had loan receivables due from related parties / shareholders in the amount of $617,424, as a result of a note issued by Vanity which was executed in April 2010 under the direction of Vanity’s former CEO, Steven Y. Moskowitz, without proper approval of, or ratification by, the Company’s board of directors.  These related parties are or were under the common ownership / control and or management of Steven Y. Moskowitz, where he was an officer and or shareholder. The Company cannot determine whether it will be able to collect any further monies on this note and has fully impaired it as of March 31, 2011. The Company is determining what options it may have in attempting to take action to collect on the note.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which there were 500,000 shares issued and outstanding at March 31, 2011 and December 31, 2010.

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

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2011 and December 31, 2010, there were 67,628,695 and 64,989,807 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2011, $1,900 of our convertible debentures was converted into 2,638,888 shares of common stock. As a result of the conversion of the debt, we have reclassified $9,142 of our conversion feature derivative liability to additional paid in capital.

The Company does not have sufficient authorized shares of common stock as of March 31, 2011 and as of the filing date of this report to satisfy the equivalent common stock if converted.

NOTE 8 - SUBSEQUENT EVENTS

On April 6, 2011, the Company entered into a Securities Purchase Agreement with IIG Management LLC , an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $135,000 (the “Debenture”).  In connection with the agreement, the Investor received a warrant to purchase 30,000,000 shares of the Company’s Common Stock (the “Warrant”).   As an inducement for the Investors to enter into the Purchase Agreement, the Company, Shawn Knapp, the Company’s then chief executive officer (“Mr. Knapp”) and the Investor entered into a Pledge Agreement pursuant to which the Debenture is secured by 270,262 of Mr. Knapp’s shares of series A convertible preferred stock of the Company.  In addition, on April 6, 2011,  Mr. Knapp entered into a Make Good Securities Escrow Agreement with the Investor and Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”) whereby Mr. Knapp has agreed to deliver to the Escrow Agent certificate(s) representing an aggregate of 129,738 shares of the Company’s series A convertible preferred stock, which shall be deliverable in the event the Company fails to achieve certain financial performance thresholds for the 12-month period ending December 31, 2011.

On May 10, 2011, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the conversion date.

In connection with the Agreement, the Investor received a warrant to purchase 16,666,667 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.003 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on May 9, 2011. The Investor may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the Investor exercises the Warrant on a cashless basis, then we will not receive any proceeds.

PART I

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement of Forward Looking Information

In this quarterly report on Form 10-Q, references to "Vanity Events Holding, Inc.," "Vanity," the "Company," "we," "us," and "our" refer to Vanity Events Holding, Inc. and its wholly owned subsidiaries, Shogun Energy, Inc., Vanity Events, Inc. and America’s Cleaning Company.

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

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future.

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

Going Concern - The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

Revenue Recognition - We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred and title has transferred or services have been rendered, the price is fixed and determinable and collectability is reasonably assured. Revenue is not recognized on product sales transacted on a test or pilot basis. Instead, receipts from these types of transactions offset marketing expenses.

Fair Value of Financial Instruments —  Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of the Company’s derivative instruments is determined using option pricing models.

Results of Operations

Three Months ended March 31, 2011 as compared to the Three Months ended March 31, 2010

Net sales were $30,561 for the three months ended March 31, 2011 compared to net sales of $96,878 for the 2010 period, a decrease of $66,317, or 68%. The principal reason for the decrease in sales in 2011 is directly related to the record cold, and blizzard conditions in the Midwest during the winter of 2010-2011. Sales for retail stores were down 50% to 60% across the board between the corresponding periods.

We generated a gross profit of $19,949, or 65%, during the three months ended March 31, 2011. For the 2010 period, we generated a gross profit of $59,580, or 62%.

Operating expense:

Selling expense was $56,869 for the three months ended March 31, 2011, as compared to $61,828 for the three months ended March 31, 2010, a decrease of $4,959, or 8%. The decrease was primarily related to decreases in travel expense of $11,542 and sales commissions of $5,156, partially offset by an increase in payroll expense of $12,103.

General and administrative expense for the three months ended March 31, 2011 was $274,582, as compared to $51,673 for the three months ended March 31, 2010, an increase of $222,909, or 432%. General and administrative expense consists primarily of payroll, professional fees and rent. Payroll increased by approximately $71,000 and professional fees increased by approximately $120,000 for the 2011 period.

Liquidity and Capital Resources

As of March 31, 2011 we had a working capital deficit of $3,039,661. Subsequent to March 31, 2011 we raised $135,000 in cash proceeds from the sale of a convertible debenture (see below).

Operating Activities - For the three months ended March 31, 2011,  net cash used in operating activities was $35,289, primarily attributable to a loss of $323,478 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $277,494. Net cash used in operating activities for the three months ended March 31, 2010 was $31,602, primarily attributable to a loss of $54,731 (after adjusting for non-cash items) and increases in accounts receivable and inventory of $49,212, partially offset by an increase in accounts payable of $72,341.

Investing Activities - For the three months ended March 31, 2011 and 2010, net cash used in investing activities was $1,166 and $7,500, respectively, related to the purchases of furniture and equipment.

Financing Activities - For the three months ended March 31, 2011 and 2010, net cash provided by financing activities was $38,306 and $38,877, respectively. Net proceeds from loans obtained through bank, related parties and others were $55,720 and $51,099 during 2011 and 2010, respectively. During 2011 we repaid a bank overdraft of $17,414. During 2010 we made advances to a related party of $12,222.

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

On April 6, 2011, the Company entered into a Securities Purchase Agreement with IIG Management LLC , an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $135,000 (the “Debenture”).  In connection with the agreement, the Investor received a warrant to purchase 30,000,000 shares of the Company’s Common Stock (the “Warrant”).   As an inducement for the Investors to enter into the Purchase Agreement, the Company, Shawn Knapp, the Company’s chief executive officer (“Mr. Knapp”) and the Investor entered into a Pledge Agreement pursuant to which the Debenture is secured by 270,262 of Mr. Knapp’s shares of series A convertible preferred stock of the Company.  In addition, on April 6, 2011,  Mr. Knapp entered into a Make Good Securities Escrow Agreement with the Investor and Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”) whereby Mr. Knapp has agreed to deliver to the Escrow Agent certificate(s) representing an aggregate of 129,738 shares of the Company’s series A convertible preferred stock, which shall be deliverable in the event the Company fails to achieve certain financial performance thresholds for the 12-month period ended December 31, 2011.

On May 10, 2011, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the conversion date.

In connection with the Agreement, the Investor received a warrant to purchase 16,666,667 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.003, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on May 9, 2011. The Investor may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the Investor exercises the Warrant on a cashless basis, then we will not receive any proceeds.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis.In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2011 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

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

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February 2011, an investor converted a portion of his convertible notes issued in July 2010, which resulted in the issuance of 2,638,888 shares of the Company's common stock.  The securities were issued upon an exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.

Reserved.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act. (filed herewith)

32.1	Certificate of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANITY EVENTS HOLDING, INC.

Date: May 16, 2011	By:	/s/ Lloyd Lapidus
Name: Lloyd Lapidus
Title: Interim Chief Executive Officer