Form 10-Q
period 2011-06-30
Vanity Events Holding, Inc.
filed 2011-08-15
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(605) 692-8226
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☑      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer   ☐
Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No☑

Number of shares of common stock issued and outstanding as of August 4, 2011 was 67,628,695.

VANITY EVENTS HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$8,223	$294
Accounts receivable, net of allowance for doubtful accounts
of $7,219 and $11,185, respectively	19,664	9,034
Inventory	84,851	112,195
Other current assets	14,914	10,184
Receivable from related party	58,080	58,080
Total current assets	185,732	189,787

Property and equipment, net	70,191	78,563

Total assets	$255,923	$268,350

Liabilities and deficiency in stockholders' equity

Current liabilities:
Bank overdraft	$10,293	$17,414
Accounts payable and accrued expenses	525,426	472,504
Notes payable - bank, current portion	125,955	130,057
Notes payable - other, net of discount of 218,025 and $132,877, respectively	391,350	137,123
Notes payable - related parties	287,382	252,771
Accrued payroll liabilities and sales tax liabilities	289,924	287,366
Other liabilities	37,169	40,819
Derivative liabilities	3,859,570	1,551,289
Total current liabilities	5,527,069	2,889,343

Deficiency in stockholders' equity:
Preferred stock, authorized 50,000,000 shares, $0.001 par value,
500,000 shares issued and outstanding at June 30, 2011 and
December 31, 2010, respectively	500	500
Common stock authorized 350,000,000 shares, $0.001 par value,
67,628,695 and 64,989,807 shares issued and outstanding at June 30, 2011
and December 31, 2010, respectively	67,629	64,990
Additional paid in capital	416,480	408,077
Accumulated deficit	(5,755,755)	(3,094,560)
Total deficiency in stockholders' equity	(5,271,146)	(2,620,993)

Total liabilities and deficiency in stockholders' equity	$255,923	$268,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$29,347	$76,816	$59,908	$173,694
Cost of goods sold	20,829	45,155	31,441	82,453

Gross profit	8,518	31,661	28,467	91,241

Operating expense:
Selling expense	27,194	90,317	84,063	152,145
General and administrative expense	72,282	65,962	346,864	117,635

Total operating expense	99,476	156,279	430,927	269,780

Loss from operations	(90,958)	(124,618)	(402,460)	(178,539)

Gain on change in fair value of derivative liability	953,310	-	977,712	-
Interest expense and amortization of debt discount	(3,169,381)	(3,437)	(3,236,447)	(6,070)

Loss before provision for income taxes	(2,307,029)	(128,055)	(2,661,195)	(184,609)

Provision for income taxes	-	-	-	-

Net loss	(2,307,029)	(128,055)	(2,661,195)	(184,609)

Basic and diluted loss per share	$(0.03)	$(0.00)	$(0.04)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	67,628,695	64,989,807	67,176,731	64,989,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,661,195)	$(184,609)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	9,538	4,009
Allowance for doubtful accounts	(3,966)	-
Change in fair value of derivative liability	(977,712)	-
Amortization of debt discount	3,209,987	-
Changes in operating assets and liabilities:
Accounts receivable	(6,664)	(16,419)
Inventory	27,344	(28,973)
Other assets	(4,730)
Accounts payable and other current liabilities	136,605	166,681

Net cash used in operating activities	(270,793)	(59,311)

Cash flows from investing activities:
Cash paid for fixed assets	(1,166)	(8,304)

Cash flows from financing activities:
Bank overdraft	(7,121)	-
Proceeds from notes payable - bank	-	31,141
Repayments of notes payable - bank	(4,102)
Proceeds from notes payable - related parties	47,075	50,312
Repayments of notes payable - related parties	(12,464)	(14,574)
Proceeds from notes payable - other	271,500	-
Repayments of notes payable - other	(15,000)
Advances - other	-	48,012
Advances to related party	-	(33,578)

Net cash provided by financing activities	279,888	81,313

Net increase in cash	7,929	13,698
Cash, beginning of period	294	1,592
Cash, end of period	$8,223	$15,290

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$1,144	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Note payable issued as payment for accounts payable	$84,775	$-
Note payable converted to common stock	$1,900	$-
Derivative liability reclassified to equity upon conversion of debt	$9,142	$-
Derivative liability of conversion feature of debt	$2,947,633	$-
Derivative liability of warrants issued with debt	$347,500	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010
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

The transaction has been accounted for as a reverse acquisition of Vanity by Shogun but in substance as a capital transaction, rather than a business combination since Vanity had no or nominal operations and assets prior to and as of the closing of the transaction.  The stockholders of Shogun owned a majority of the Company’s voting power immediately following the transaction and Shogun’s management has assumed operational, management and governance control. The transaction is deemed as reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.  Shogun is treated as the surviving and continuing entity.   The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of Shogun, Energy, Inc.

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

BASIS OF PRESENTATION AND GOING CONCERN

We have incurred a net loss of $2,661,195 for the six months ended June 30, 2011. At June 30, 2011 we have negative working capital of $5,341,337 and a stockholders’ deficiency of $5,271,146. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at June 30, 2011.

Management’s plan regarding these matters is to increase sales, resulting in reduced losses and raise additional debt and/or equity financing to cover operating costs as well as its obligations as they become due.

Management is actively in engaged in evolving the existing business model of the Company from a sourcing and distribution company to that of a licensing and marketing company. This model allows the Company to have the ability to capture revenue without many of the associated costs that come along with the production of its products.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

MAJOR CUSTOMERS

Three customers accounted for 56% of our sales for the six months ended June 30, 2011 and five customers accounted for 58% of our sales for the six months ended June 30, 2010.

Two customers accounted for 55% of our accounts receivable at June 30, 2011. Two customers accounted for 31% of our accounts receivable at December 31, 2010.

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

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$8,223	$-	$-	$8,223
Total Assets	$8,223	$-	$-	$8,223
Liabilities
Notes payable	$-	$-	$804,687	$804,687
Conversion and warrant derivative liabilities	-	-	3,859,570	3,859,570
Total Liabilities	$-	$-	$4,664,257	$4,664,257

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability and conversion derivative liability) for the six months ended June 30, 2011.

Balance at beginning of year	$1,551,289
Additions to derivative instruments	3,295,135
Change in fair value of derivative liabilities	(977,712)
Reclassification to equity upon conversion of debentures	(9,142)
Reclassification to equity upon extinguishment or modification	-

Balance at end of period	$3,859,570

LOSS PER SHARE

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 4,408,291,588 common share equivalents at June 30, 2011 and none at June 30, 2010 which have been excluded from the computation of the weighted average diluted shares.

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

NOTE 3 - INVENTORY

Inventory at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Work in process	$42,750	$42,750
Finished goods	42,101	69,445
Total	$84,851	$112,195

NOTE 4 – CONVERTIBLE DEBENTURES, NOTES PAYABLE AND DERIVATIVE LIABILITY

CONVERTIBLE DEBENTURES

The Company has identified the embedded derivatives related to its convertible notes, consisting of the conversion feature and its warrants.  Since the notes are convertible into a variable number of shares, the conversion features of the debentures are recorded as derivative liabilities. Since the warrants have a price reset feature, they are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

During the three months ended March 31, 2011, $1,900 of our convertible debentures subject to derivative accounting was converted into 2,638,888 shares of common stock. As a result of the conversion of the debt, we have reclassified $9,142 of our conversion feature derivative liability to additional paid in capital.

On April 6, 2011, the Company entered into a Securities Purchase Agreement with IIG Management LLC , an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $135,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the Common Stock during the ten (10) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, the Investor received a warrant to purchase 30,000,000 shares of the Company’s Common Stock (the “Warrant”).   The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.0045 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on April 5, 2011. The Investor may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the Investor exercises the Warrant on a cashless basis, then we will not receive any proceeds.

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

On May 10, 2011, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC , an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the Common Stock during the ten (10) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, the Investor received a warrant to purchase 16,666,667 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.003 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on May 9, 2011. The Investor may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the Investor exercises the Warrant on a cashless basis, then we will not receive any proceeds.

On June 13, 2011, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC , an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the Common Stock during the five (5) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, the Investor received a warrant to purchase 33,333,333 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.0015 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on June 12, 2011. The Investor may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the Investor exercises the Warrant on a cashless basis, then we will not receive any proceeds.

The conversion feature of the debentures contains a variable conversion rate and the warrants issued with the debt have a price protection feature. As a result, we have classified these instruments as derivative liabilities in the financial statements. At issue, we have recorded a conversion feature liability of $2,947,635 and a warrant liability of $235,000. The value of the conversion feature liabilities and the warrant liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.20% - 0.28%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 522% - 582%; and (4) an expected life of 1 - 3 years.

Of the aggregate amount of $3,182,635, the Company has allocated $235,000 to debt discount, to be amortized over the life of the debt, with the balance of $2,947,635 being charged to expense at issue.

The warrants issued with the April debentures have been adjusted due to the May and June issuance of debt. As a result, those warrants now total 90,000,000 with an exercise price of $0.0015. The Company has recorded income related to the change in fair value of the warrants through the dates of adjustment in the amount of $112,500. The Company has also recorded an expense of $112,500 due to the increase in the fair value of the warrants as a result of the modifications.

At June 30, 2011, we recalculated the fair value of our embedded conversion features and warrants subject to derivative accounting and have determined that their fair value at June 30, 2011 was $3,859,570. The value of the conversion liabilities and warrant liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.20% - 1.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 582%; and (4) an expected life of  0.16 – 2.75 years. We recorded income of $840,810 and $865,212 during the three and six month periods ending June 30, 2011, respectively.

During the three months ended March 31, 2011, we executed three promissory notes in the aggregate amount of $36,500. Two of the notes, aggregating $21,500, bear interest at the rate of 10% per year and mature on June 30, 2011. The third note, in the amount of $15,000, has no stated interest rate and is due upon the consummation of our next financing through either debt or equity securities. The $15,000 note was repaid on April 6, 2011.

On March 9, 2011 we executed a promissory note in the amount of $84,775 as payment of outstanding legal fees. The note bears interest at 5% per year and matures on September 9, 2011.

NOTE 5 – NOTES AND ADVANCES PAYABLE – RELATED PARTIES

Shawn Knapp, Shogun’s chief executive officer, has funded Shogun on an ongoing basis through loans and advances made by him personally, by his company, Shawn Custom Home, Inc., by his wife, by his father and by the affiliated entities. The aggregate amounts due to Mr. Knapp, his wife, his father and the affiliated entities were $287,382 and $252,771 at June 30, 2011 and December 31, 2010, respectively. At December 31, 2010 these advances and loans have been converted into notes bearing interest at 5% per year with repayment scheduled to begin in June 2011.

A Summary of Advances and Notes Payable - Related Parties at June 30, 2011 and December 31, 2010 are as follows:	2011	2010

Notes Payable / Advances - LaserIT, Inc.	$17,131	$20,684
Notes Payable / Advances - Shawn Knapp and Shawn's Custom Home, Inc.	52,367	52,367
Notes Payable / Advances - Roxanne Knapp	117,884	79,720
Notes Payable / Advances - Duane Knapp	100,000	100,000
Total	$287,382	$252,771

NOTE 6 – ADVANCES RECEIVABLE – RELATED PARTIES

Shogun has made advances to an entity affiliated with Shawn Knapp. These advances aggregated $58,080 at June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, Vanity had loan receivables due from related parties / shareholders in the amount of $617,424, as a result of a note issued by Vanity which was executed in April 2010 under the direction of Vanity’s former CEO, Steven Y. Moskowitz, without proper approval of, or ratification by, the Company’s board of directors.  These related parties are or were under the common ownership / control and or management of Steven Y. Moskowitz, where he was an officer and or shareholder. The Company cannot determine whether it will be able to collect any further monies on this note and has fully impaired it as of June 30, 2011. The Company is determining what options it may have in attempting to take action to collect on the note.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which there were 500,000 shares issued and outstanding at June 30, 2011 and December 31, 2010.

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

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2011 and December 31, 2010, there were 67,628,695 and 64,989,807 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2011, $1,900 of our convertible debentures was converted into 2,638,888 shares of common stock. As a result of the conversion of the debt, we have reclassified $9,142 of our conversion feature derivative liability to additional paid in capital.

The Company does not have sufficient authorized shares of common stock as of June 30, 2011 and as of the filing date of this report to satisfy the equivalent common stock if converted.

NOTE 8 - SUBSEQUENT EVENTS

Preferred Stock Financing

On July 13, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Thalia Woods Management, Inc., an accredited investor (the “Investor”), pursuant to which the Investor purchased 75,000 shares of the Company’s series B convertible preferred stock (the “Preferred Stock”) for an aggregate purchase price of $75,000.  Each share of Preferred Stock shall be entitled to 1,000 votes per share which voting right shall be non-dilutive for a period of one year from the date of issuance.  The Preferred Stock pays dividends of 10% per year, payable quarterly in arrears beginning on the one year anniversary of the date of issuance, at the Company’s option, in cash or in additional shares of the Company’s common stock.

Each share of Preferred Stock has a stated value equal to $1.00 per share and is initially convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.002 per share or an aggregate of 37,500,000 shares of the Company’s common stock.  The conversion price of the Preferred Stock is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The securities were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone Capital Partners LLC (“Greystone”) related to the convertible note issued to Greystone in June 2010, pursuant to which, among other things, (i) Greystone agreed to extend the maturity date of the note from June 4, 2011 until September 30, 2011, (ii) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note, and (iv) Greystone waived any default or breach that may have resulted by way of the convertible note maturing on June 4, 2011 or a failure by the Company to reserve a sufficient number of shares under the convertible note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with IIG Management LLC (“IIG”) related to the convertible note issued to IIG in July 2010, pursuant to which, among other things, (i) IIG agreed to extend the maturity date of the note from July 29, 2011 until September 30, 2011, (ii) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note, and (iv) IIG waived any default or breach that may have resulted by way of the convertible note maturing on July 29, 2011 or a failure by the Company to reserve a sufficient number of shares under the convertible note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone related to the convertible note issued to Greystone in November 2010, pursuant to which, among other things, (i) the irrevocable transfer agent instructions were terminated effective immediately, (ii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note, and (iii) Greystone waived any default or breach that may have resulted from a failure by the Company to reserve a sufficient number of shares under the convertible note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with IIG related to the convertible note and warrant issued to IIG in April 2011, pursuant to which, among other things, (i) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note and upon exercise of the warrant, (iv) there is no longer a buy-in penalty in the warrant if the Company doesn’t have a sufficient amount of authorized shares and (v) IIG waived any default or breach that may have resulted by a failure by the Company to reserve a sufficient number of shares under the convertible note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone related to the convertible note and warrant issued to Greystone in May 2011, pursuant to which, among other things, (i) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note and upon exercise of the warrant, (iv) there is no longer a buy-in penalty in the warrant if the Company doesn’t have a sufficient amount of authorized shares and (v) Greystone waived any default or breach that may have resulted by a failure by the Company to reserve a sufficient number of shares under the convertible note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone related to the convertible note and warrant issued to Greystone in June 2011, pursuant to which, among other things, (i) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note and upon exercise of the warrant, (iv) there is no longer a buy-in penalty in the warrant if the Company doesn’t have a sufficient amount of authorized shares and (v) Greystone waived any default or breach that may have resulted by a failure by the Company to reserve a sufficient number of shares under the convertible note.

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

 Overview

Vanity is a holding company with expanding lines of business. Utilizing their licensed trademark of America’s Cleaning Company™, Vanity established a cleaning company offering residential and commercial cleaning services. This company intended to expand its reach through national franchising. In addition, the Company also sought out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.   Upon the closing of transactions contemplated by the Exchange Agreement (as described below), the Company shifted its operations to focus on the business of Shogun Energy, Inc.

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

Management is actively in engaged in evolving the existing business model of the Company from a sourcing and distribution company to that of a licensing and marketing company. This model allows the Company to have the ability to capture revenue without many of the associated costs that come along with the production of its products.

The first major area that we are moving this model forward is in our Direct Response TV spot that leverages our Sorbco Agreement (as defined below) with the launch of the Plant Sorb product. We have also established an online ecommerce presence with www.thereisaproductforthat.com;in both cases, we will end up receiving our revenue for products sold sequentially ahead of when we have to pay our fulfillment partners.

Recent Developments

Shogun Transaction

On December 31, 2010, we entered into a share exchange agreement (“Exchange Agreement”) by and among Shogun, the Company, Shawn Knapp, the principal shareholder of Shogun (tMr. Knapp”) and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with Mr. Knapp, the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of Vanity’s series A preferred stock. Each share of series A preferred stock shall be entitled to 1,604 votes per share and shall be convertible into 1,604 shares of Vanity’s common stock.  Upon filing an amendment to Vanity’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock, the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 shares of Vanity’s common stock. As a result of this transaction, Shogun has become a wholly owned subsidiary of Vanity, and the Shareholders will own approximately 93% of Vanity’s common stock after the series A preferred stock conversion.

On July 26, 2011, a majority of the voting capital stock of the Company took action in lieu of a special meeting of Stockholders authorizing the Company to enter into a rescission agreement (the “Rescission Agreement”) of the Exchange Agreement, by and among the Company, Shogun, the “hareholders for the purpose of rescinding the transactions contemplated by the Exchange Agreement, and upon closing (the “Closing Date”), the Exchange Agreement will be rescinded and all obligations of any party arising from such Exchange Agreement, shall, in all respects, be deemed to be null and void and of no further force and effect (the “Rescission”).  Following the closing of the Rescission, no party to the Exchange Agreement shall have any further obligations of any nature whatsoever with respect to the other parties pursuant to or arising from the Exchange Agreement.  The Board of Directors approved this action on June 27, 2011.

After careful review, the Company determined that the capital requirements and time to market for the products and services of Shogun were greater than had been previously expected.  The Rescission relieves the Company of further capital investment in the Shogun business and will allow the Company to streamline its business operations and operate under a more efficient business model on a going forward basis.

Sorbco Exclusive License and Distribution Agreement

On July 13, 2011, the Company entered into an exclusive license and distribution agreement (the “Sorbco Agreement”) with Plant Sorb LLC (“Sorbco”) pursuant to which the Company will have the exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The License Agreement shall have an initial term ending on July 13, 2011, and shall continue on successive one-year terms thereafter unless terminated by either party for cause.  For purposes of the Sorbco Agreement, “cause”  is defined as the Company not exceeding a threshold of five hundred thousand dollars ($500,000.00) of retail revenues through sales of Sorbco products during the initial term of the Sorbco Agreement.

Change in business model

Management is actively in engaged in evolving the existing business model of the Company from a sourcing and distribution company to that of a licensing and marketing company. This model allows the Company to have the ability to capture revenue without many of the associated costs that come along with the production of its products.

The first major area that we are moving this model forward is in our Direct Response TV spot that leverages our Sorbco Agreement (as defined below) with the launch of the Plant Sorb product. We have also established an online ecommerce presence with www.thereisaproductforthat.com;in both cases, we will end up receiving our revenue for products sold sequentially ahead of when we have to pay our fulfillment partners.

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

Results of Operations

Three Months ended June 30, 2011 as compared to the Three Months ended June 30, 2010

Net sales were $29,347 for the three months ended June 30, 2011 compared to net sales of $76,816 for the comparable 2010 period, a decrease of $47,469, or 62%. The principal reason for the decrease in sales in 2011 is directly related to a lack of working capital to adequately promote our products and develop new sales accounts.

We generated a gross profit of $8,518, or 29%, during the three months ended June 30, 2011. For the comparable 2010 period, we generated a gross profit of $31,661, or 41%. The decrease in gross profit percentage results from sales promotions to develop increased product interest and new sales accounts.

Operating expense:

Selling expense was $27,194 for the three months ended June 30, 2011, as compared to $90,317 for the three months ended June 30, 2010, a decrease of $63,123, or 70%. The decrease resulted from decreases in advertising and promotion of approximately $50,000, travel expense of approximately $9,000 and salaries of approximately $5,000. The principal reason for the decrease is directly related to a lack of working capital for promotional activities.

General and administrative expense for the three months ended June 30, 2011 was $72,282, as compared to $65,962 for the three months ended June 30, 2010, an increase of $6,320, or 9%. General and administrative expense consists primarily of payroll, professional fees and rent. Professional fees increased by approximately $133,000 and other general and administrative expenses increased by approximately $7,000. These increases were offset by a decrease in payroll expense of approximately $134,000, resulting from the reversal of prior period payroll accruals in the current quarter.

Other income (expense):

We had income from the gain on the change in the fair value of our derivative liabilities of $953,310 during the three months ended June 30, 2011, with no comparable item in the 2010 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported interest expense of $3,169,381 during the three months ended June 30, 2011 as compared with interest expense of $3,437 during the three months ended June 30, 2010. Interest expense during the comparable 2011 period consists primarily of the expense associated with the derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt. This amount was approximately $3,060,000. The balance of the expense relates to the amortization of debt discount and interest accrued on the debt.

Net loss:

We reported net losses of $2,307,029 and $128,055 during the three months ended June 30, 2011 and 2010, respectively, resulting from the components described above.

Six Months ended June 30, 2011 as compared to the Six Months ended June 30, 2010

Net sales were $59,908 for the six months ended June 30, 2011 compared to net sales of $73,694 for the comparable 2010 period, a decrease of $113,786, or 66%. The principal reason for the decrease in sales in 2011 is directly related to a lack of working capital to adequately promote our products and develop new sales accounts and to the record cold, and blizzard conditions in the Midwest during the winter of 2010-2011.

We generated a gross profit of $28,467, or 48%, during the six months ended June 30, 2011. For the comparable 2010 period, we generated a gross profit of $91,241, or 53%. The decrease in gross profit percentage results from sales promotions to develop increased product interest and new sales accounts.

Operating expense:

Selling expense was $84,063 for the six months ended June 30, 2011, as compared to $152,145 for the six months ended June 30, 2010, a decrease of $68,082, or 45%. The decrease resulted from decreases in advertising and promotion of approximately $54,000 and travel expense of approximately $21,000 partially offset by an increase in benefits expense of approximately $6,000. The principal reason for the decrease is directly related to a lack of working capital for promotional activities.

General and administrative expense for the six months ended June 30, 2011 was $346,864, as compared to $117,635 for the six months ended June 30, 2010, an increase of $229,229, or 195%. General and administrative expense consists primarily of payroll, professional fees and rent. Professional fees increased by approximately $203,000, rent and other expenses increased by approximately $61,000 and payroll decreased by approximately $35,000 (resulting partially from the reversal of prior period payroll accruals in the current period).

Other income (expense):

We had income from the gain on the change in the fair value of our derivative liabilities of $977,712 during the six months ended June 30, 2011, with no comparable item in the comparable 2010 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported interest expense of $3,236,447 during the six months ended June 30, 2011 as compared with interest expense of $6,070 during the six months ended June 30, 2010. Interest expense during the 2011 period consists primarily of the expense associated with the derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt. This amount was approximately $3,060,000. The balance of the expense relates to the amortization of debt discount and interest accrued on the debt.

Net loss:

We reported net losses of $2,661,195 and $184,609 during the six months ended June 30, 2011 and 2010, respectively, resulting from the components described above.

Liquidity and Capital Resources

As of June 30, 2011 we had a working capital deficit of $5,341,337. Subsequent to June 30, 2011 we raised $75,000 in cash proceeds from the sale of 75,000 shares of our convertible preferred stock (see below).

Operating Activities - For the six months ended June 30, 2011,  net cash used in operating activities was $270,793, primarily attributable to a loss of $423,348 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $136,605. Net cash used in operating activities for the six months ended June 30, 2010 was $59,311, primarily attributable to a loss of $180,600 (after adjusting for non-cash items) and increases in accounts receivable and inventory of $45,392, partially offset by an increase in accounts payable of $166,681.

Investing Activities -   For the six months ended June 30, 2011 and 2010, net cash used in investing activities was $1,166 and $8,304, respectively, related to the purchases of furniture and equipment.

Financing Activities - For the six months ended June 30, 2011 and 2010, net cash provided by financing activities was $279,888 and $81,313, respectively. Net proceeds from loans obtained through bank, related parties and others were $318,575 and $129,465 during 2011 and 2010, respectively. During 2011 we repaid a bank overdraft of $7,121 and made other repayments of debt aggregating $31,566. During 2010 we made repayments of debt of $14,574. During 2010 we made advances to a related party of $33,578.

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

On April 6, 2011, the Company entered into a Securities Purchase Agreement with IIG Management LLC , an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $135,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the Common Stock during the ten (10) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, the Investor received a warrant to purchase 30,000,000 shares of the Company’s Common Stock (the “Warrant”).   The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.0045 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on April 5, 2011. The Investor may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the Investor exercises the Warrant on a cashless basis, then we will not receive any proceeds.

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

On May 10, 2011, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC , an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the Common Stock during the ten (10) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, the Investor received a warrant to purchase 16,666,667 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.003 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on May 9, 2011. The Investor may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the Investor exercises the Warrant on a cashless basis, then we will not receive any proceeds.

On June 13, 2011, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC , an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the Common Stock during the five (5) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, the Investor received a warrant to purchase 33,333,333 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.0015 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on June 12, 2011. The Investor may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the Investor exercises the Warrant on a cashless basis, then we will not receive any proceeds.

On July 13, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Thalia Woods Management, Inc., an accredited investor (the “Investor”), pursuant to which the Investor purchased 75,000 shares of tour series B convertible preferred stock (the “Preferred Stock”) for an aggregate purchase price of $75,000.  Each share of Preferred Stock shall be entitled to 1,000 votes per share which voting right shall be non-dilutive for a period of one year from the date of issuance.  The Preferred Stock pays dividends of 10% per year, payable quarterly in arrears beginning on the one year anniversary of the date of issuance, at the Company’s option, in cash or in additional shares of the Company’s common stock.

Each share of Preferred Stock has a stated value equal to $1.00 per share and is initially convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.002 per share or an aggregate of 37,500,000 shares of the Company’s common stock.  The conversion price of the Preferred Stock is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone Capital Partners LLC (“Greystone”) related to the convertible note issued to Greystone in June 2010, pursuant to which, among other things, (i) Greystone agreed to extend the maturity date of the note from June 4, 2011 until September 30, 2011, (ii) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note, and (iv) Greystone waived any default or breach that may have resulted by way of the convertible note maturing on June 4, 2011 or a failure by the Company to reserve a sufficient number of shares under the convertible note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with IIG Management LLC (“IIG”) related to the convertible note issued to IIG in July 2010, pursuant to which, among other things, (i) IIG agreed to extend the maturity date of the note from July 29, 2011 until September 30, 2011, (ii) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note, and (iv) IIG waived any default or breach that may have resulted by way of the convertible note maturing on July 29, 2011 or a failure by the Company to reserve a sufficient number of shares under the convertible note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone related to the convertible note issued to Greystone in November 2010, pursuant to which, among other things, (i) the irrevocable transfer agent instructions were terminated effective immediately, (ii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note, and (iii) Greystone waived any default or breach that may have resulted from a failure by the Company to reserve a sufficient number of shares under the convertible note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with IIG related to the convertible note and warrant issued to IIG in April 2011, pursuant to which, among other things, (i) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note and upon exercise of the warrant, (iv) there is no longer a buy-in penalty in the warrant if the Company doesn’t have a sufficient amount of authorized shares and (v) IIG waived any default or breach that may have resulted by a failure by the Company to reserve a sufficient number of shares under the convertible note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone related to the convertible note and warrant issued to Greystone in May 2011, pursuant to which, among other things, (i) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note and upon exercise of the warrant, (iv) there is no longer a buy-in penalty in the warrant if the Company doesn’t have a sufficient amount of authorized shares and (v) Greystone waived any default or breach that may have resulted by a failure by the Company to reserve a sufficient number of shares under the convertible note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone related to the convertible note and warrant issued to Greystone in June 2011, pursuant to which, among other things, (i) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note and upon exercise of the warrant, (iv) there is no longer a buy-in penalty in the warrant if the Company doesn’t have a sufficient amount of authorized shares and (v) Greystone waived any default or breach that may have resulted by a failure by the Company to reserve a sufficient number of shares under the convertible note.
The securities were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2011.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis.In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2011 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.

Reserved.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documen

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANITY EVENTS HOLDING, INC.

Date: August 15, 2011	By:	/s/ Lloyd Lapidus
Name: Lloyd Lapidus
Title: Interim Chief Executive Officer