Form 10-Q
period 2011-09-30
Vanity Events Holding, Inc.
filed 2011-11-14
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No. 0-52524

VANITY EVENTS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2114545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Kane Concourse, Suite 306
Bay Harbor Islands, FL  33154
(Address of principal executive offices) (zip code)

(786) 530-2164
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐      No ☒

Number of shares of common stock issued and outstanding as of November 11, 2011 was 80,878,695.

VANITY EVENTS HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$2,554	$294
Accounts receivable, net of allowance for doubtful accounts
of $0 and $11,185, respectively	-	9,034
Inventory	-	112,195
Other current assets	-	10,184
Receivable from related party	-	58,080
Total current assets	2,554	189,787

Property and equipment, net	-	78,563

Total assets	$2,554	$268,350

Liabilities and stockholders' deficit

Current liabilities:
Bank overdraft	$-	$17,414
Accounts payable and accrued expenses	264,821	472,504
Notes payable - bank, current portion	-	130,057
Notes payable - other, net of discount of $135,936 and $132,877, respectively	460,439	137,123
Notes payable - related parties	-	252,771
Accrued payroll liabilities and sales tax liabilities	281,101	287,366
Other liabilities	37,169	40,819
Derivative liabilities	1,671,059	1,551,289
Total current liabilities	2,714,589	2,889,343

Commitments and continencies	-	-

Stockholders' deficit:
Preferred stock, authorized 50,000,000 shares, $0.001 par value,
75,000 and 500,000 shares issued and outstanding at September 30, 2011 and
December 31, 2010, respectively	75	500
Common stock, authorized 350,000,000 shares, $0.001 par value,
80,878,695 and 64,989,807 shares issued and outstanding at September 30, 2011
and December 31, 2010, respectively	80,879	64,990
Additional paid in capital	76,143	408,077
Accumulated deficit	(2,869,132)	(3,094,560)
Total stockholders' deficit	(2,712,035)	(2,620,993)

Total liabilities and stockholders' deficit	$2,554	$268,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$35,131	$109,860	$95,039	$283,554
Cost of goods sold	11,013	59,627	42,454	142,080

Gross profit	24,118	50,233	52,585	141,474

Operating expense:
Selling expense	22,135	115,611	106,198	267,756
General and administrative expense	198,517	113,074	545,381	230,709

Total operating expense	220,652	228,685	651,579	498,465

Loss from operations	(196,534)	(178,452)	(598,994)	(356,991)

Gain on change in fair value of derivative liability	2,205,286	-	3,182,998	-
Gain on conversion of debt	6,811		6,811
Interest expense	(127,390)	(3,592)	(3,363,837)	(9,662)

Income (loss) before provision for income taxes	1,888,173	(182,044)	(773,022)	(366,653)

Provision for income taxes	-	-	-	-

Net income (loss)	1,888,173	(182,044)	(773,022)	(366,653)
Preferred dividend	(41,250)	-	(41,250)	-

Net income (loss) attributable to common shareholders	$1,846,923	$(182,044)	$(814,272)	$(366,653)

Basic income (loss) per share	$0.03	$(0.00)	$(0.01)	$(0.01)

Diluted loss per share - see Note 2	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding,
Basic and diluted	72,498,260	64,989,807	68,970,067	64,989,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(773,022)	$(366,653)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	13,836	6,105
Allowance for doubtful accounts	(3,966)	11,185
Gain on conversion of debt	(6,811)
Common stock issued for services	650
Change in fair value of derivative liability	(3,182,998)	-
Amortization of debt discount	3,314,553	-
Changes in operating assets and liabilities:
Accounts receivable	(21,931)	(14,566)
Inventory	38,213	(76,590)
Other assets	10,184	-
Accounts payable and other current liabilities	254,315	145,226

Net cash used in operating activities	(356,977)	(295,293)

Cash flows from investing activities:
Cash paid for fixed assets	(1,166)	(9,467)

Net cash used in investing activities	(1,166)	(9,467)

Cash flows from financing activities:
Sale of preferred stock	75,000	-
Bank overdraft	(4,273)	-
Proceeds from notes payable - bank	-	93,957
Repayments of notes payable - bank	(4,102)	(29,000)
Proceeds from notes payable - related parties	51,375	247,443
Repayments of notes payable - related parties	(14,097)	(71,460)
Proceeds from notes payable - other	271,500	-
Repayments of notes payable - other	(15,000)	-
Advances - other	-	48,012
Advance on common stock purchase	-	70,000
Advances to related party	-	(46,901)

Net cash provided by financing activities	360,403	312,051

Net increase in cash	2,260	7,291
Cash, beginning of period	294	1,592
Cash, end of period	$2,554	$8,883

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$6,430	$3,348

Non-cash investing and financing activities:
Note payable issued as payment for accounts payable	$84,775	$-
Note payable converted to common stock	14,900	-
Derivative liability of conversion feature of debt	2,947,635	-
Derivative liability of warrants issued with debt	372,500	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 AND 2010
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

On July 26, 2011, a majority of the voting capital stock of the Company took action in lieu of a special meeting of Stockholders authorizing the Company to enter into a rescission agreement (the “Rescission Agreement”) of the share exchange agreement, dated December 31, 2010 by and among the Company, Shogun Energy, Inc., Shawn Knapp, the principal shareholder of Shogun (“Mr. Knapp”), and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with Mr. Knapp, the “Shareholders”) for the purpose of rescinding the transactions contemplated by the Exchange Agreement, and upon closing (the “Closing Date”), the Exchange Agreement will be rescinded and all obligations of any party arising from such Exchange Agreement, shall, in all respects, be deemed to be null and void and of no further force and effect (the “Rescission”).  Following the closing of the Recsission, no party to the Exchange Agreement shall have any further obligations of any nature whatsoever with respect to the other parties pursuant to or arising from the Exchange Agreement. The closing of the transactions contemplated by the Rescission Agreement took place on September 20, 2011. The rescission has been accounted for as a spin-off of Shogun by Vanity.

At September 30, 2011 the Company’s wholly-owned subsidiaries include Vanity Events, Inc.; America’s Cleaning Company; and Vanity Licensing, Inc.

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

Vanity had minimal operations and  minimal assets as of and on the closing date of the December 31, 2010 reverse recapitalization transaction.

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

The transaction has been accounted for as a reverse acquisition of Vanity by Shogun but in substance as a capital transaction, rather than a business combination since Vanity had minimal operations and assets as of  the closing of the transaction. The stockholders of Shogun owned a majority of the Company’s voting power immediately following the transaction and Shogun’s management has assumed operational, management and governance control. The transaction is deemed as reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.  Shogun is treated as the surviving and continuing entity.   The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of Shogun, Energy, Inc.

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

On July 26, 2011, a majority of the voting capital stock of the Company took action in lieu of a special meeting of Stockholders authorizing the Company to enter into a rescission agreement (the “Rescission Agreement”) of the share exchange agreement, dated December 31, 2010 by and among the Company, Shogun Energy, Inc., Shawn Knapp, the principal shareholder of Shogun (“Mr. Knapp”), and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with Mr. Knapp, the “Shareholders”) for the purpose of rescinding the transactions contemplated by the Exchange Agreement, and upon closing (the “Closing Date”), the Exchange Agreement will be rescinded and all obligations of any party arising from such Exchange Agreement, shall, in all respects, be deemed to be null and void and of no further force and effect (the “Rescission”).  Following the closing of the Recsission, no party to the Exchange Agreement shall have any further obligations of any nature whatsoever with respect to the other parties pursuant to or arising from the Exchange Agreement. The closing of the transactions contemplated by the Rescission Agreement took place on September 20, 2011. The rescission has been accounted for as a spin-off of Shogun by Vanity.

Shogun assets and liabilities spun off at September 20, 2011 are as follows:

Accounts receivable	$34.931
Inventories	73,982
Property and equipment, net	65,893
Receivable from related party	58,080
Cash overdraft, net	(13,141)
Accounts payable and accrued expenses	(377,327)
Accrued payroll liabilities and sales tax liabilities	(9,811)
Notes payable, bank	(125,955)
Notes payable, related parties	(290,049)
Net liabilities spun off	$(583,397)

Current Operations

Management is actively engaged in evolving the existing business model of the Company from a sourcing and distribution company to that of a licensing and marketing company. This model allows the Company to have the ability to capture revenue without many of the associated costs that come along with the production of its products.

The first major area that we are moving this model forward is in our Direct Response TV spot that leverages our Sorbco Agreement (as defined below) with the launch of the Plant Sorb product. We have also established an online ecommerce presence with www.thereisaproductforthat.com; in both cases, we will end up receiving our revenue for products sold sequentially ahead of when we have to pay our fulfillment partners.

Sorbco Exclusive License and Distribution Agreement

On July 13, 2011, the Company entered into an exclusive license and distribution agreement (the “Sorbco Agreement”) with Plant Sorb LLC (“Sorbco”) pursuant to which the Company will have the exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The License Agreement shall have an initial term ending on July 13, 2012, and shall continue on successive one-year terms thereafter unless terminated by either party for cause.  For purposes of the Sorbco Agreement, “cause”  is defined as the Company not exceeding a threshold of five hundred thousand dollars ($500,000.00) of retail revenues through sales of Sorbco products during the initial term of the Sorbco Agreement.

Shogun Distribution Agreement

On September 20, 2011 , the Company and Shogun entered into a non-exclusive sales distributor agreement, pursuant to which Shogun granted Vanity a non-exclusive right to distribute or sell Shogun’s products in the United States for a period of 12 months from the date of the agreement.

BASIS OF PRESENTATION AND GOING CONCERN

We have incurred a net loss of $773,022 for the nine months ended September 30, 2011.As of September 30, 2011 we have negative working capital of $2,712,035 and a stockholders’ deficit of $2,712,035. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at September 30, 2011.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

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

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$2,554	$-	$-	$2,554
Total Assets	$2,554	$-	$-	$2,554
Liabilities
Notes payable	$-	$-	$460,439	$460,439
Conversion and warrant derivative liabilities	-	-	1,671,059	1,671,059
Total Liabilities	$-	$-	$2,131,498	$2,131,498

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability and conversion derivative liability) for the nine months ended September 30, 2011.

Balance at beginning of year	$1,551,289
Additions to derivative instruments	3,361,385
Change in fair value of derivative liabilities	(3,182,998)
Conversion of debentures	(58,617)

Balance at end of period	$1,671,059

LOSS PER SHARE

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and the exercise of our stock warrants. In accordance with ASC 260-45-20, common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss.  Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share.

The following is a reconciliation of net income and share amounts used in the computation of loss per share for the three months ended September 30, 2011:

Three Months
Ended
September 30, 2011
Net income used in computing basic net income per share	$1,846,923
Impact of assumed assumptions:
Preferred dividend	41,250
Interest expense	117,384
Gain on derivative liabilities marked to fair value	(2,205,286)
Net loss used in computing diluted net loss per share	$(199,729)

There were 669,224,667 common share equivalents at September 30, 2011 and none at September 30, 2010. For the three and nine months ended September 30, 2011 these potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

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

NOTE 3 - INVENTORY

Inventory at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Work in process	$-	$42,750
Finished goods	-	69,445
Total	$-	$112,195

All inventories were included in the spin-off of Shogun at September 20, 2011.

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

As an inducement for the Investors to enter into the Purchase Agreement, the Company, Shawn Knapp, the Company’s then chief executive officer (“Mr. Knapp”) and the Investor entered into a Pledge Agreement pursuant to which the Debenture is secured by 270,262 of Mr. Knapp’s shares of series A convertible preferred stock of the Company.  In addition, on April 6, 2011,  Mr. Knapp entered into a Make Good Securities Escrow Agreement with the Investor and Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”) whereby Mr. Knapp has agreed to deliver to the Escrow Agent certificate(s) representing an aggregate of 129,738 shares of the Company’s series A convertible preferred stock, which shall be deliverable in the event the Company fails to achieve certain financial performance thresholds for the 12-month period ending December 31, 2011. These inducements were cancelled as a result of the closing of the transactions contemplated by the Rescission Agreement that took place on September 20, 2011(described in Note 1).

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

The warrants issued with the April and May debentures have been adjusted due to the May and June issuance of debt. As a result, those warrants now total 123,333,334 with an exercise price of $0.0015. The Company has recorded income related to the change in fair value of the warrants through the dates of adjustment in the amount of $137,500. The Company has also recorded an expense of $137,500 due to the increase in the fair value of the warrants as a result of the modifications.

On July 13, 2011, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Investor”), pursuant to which the Investor purchased 75,000 shares of the Company’s series B convertible preferred stock (the “Preferred Stock”) for an aggregate purchase price of $75,000. Each share of Preferred Stock has a stated value equal to $1.00 per share and is initially convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.002 per share or an aggregate of 37,500,000 shares of the Company’s common stock.  The conversion price of the Preferred Stock is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. As a result of the price protection feature, we have classified the conversion feature of the preferred stock as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $41,250. The corresponding charge has been recorded as a dividend to the preferred shareholder and has been charged to additional paid in capital, since there is a deficit in retained earnings. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 423%; and (4) an expected life of 5 years.

At September 30, 2011, we recalculated the fair value of our embedded conversion features and warrants subject to derivative accounting and have determined that their fair value at September 30, 2011 was $1,671,059. The value of the conversion liabilities and warrant liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.09% - 1.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 428% - 605%; and (4) an expected life of  1 – 4.75 years. We recorded income of $2,205,286 and $3,182,998 during the three and nine month periods ending September 30, 2011, respectively.

During the nine months ended September 30, 2011, $14,900 of our convertible debentures subject to derivative accounting was converted into 15,638,888 shares of common stock. As a result of the conversion of the debt, we have recorded a gain of $6,811.

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

On March 9, 2011 we executed a promissory note in the amount of $84,775 as payment of outstanding legal fees. The note bears interest at 5% per year and matured on September 9, 2011.

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

NOTE 5 – NOTES AND ADVANCES PAYABLE – RELATED PARTIES

Shawn Knapp, Shogun’s chief executive officer, has funded Shogun on an ongoing basis through loans and advances made by him personally, by his company, Shawn Custom Home, Inc., by his wife, by his father and by the affiliated entities. The aggregate amounts due to Mr. Knapp, his wife, his father and the affiliated entities were $0 and $252,771 at September 30, 2011 and December 31, 2010, respectively. At December 31, 2010 these advances and loans have been converted into notes bearing interest at 5% per year with repayment scheduled to begin in June 2011.

A Summary of Advances and Notes Payable - Related Parties at September 30, 2011 and December 31, 2010 are as follows:	2011	2010

Notes Payable / Advances - LaserIT, Inc.	$-	$20,684
Notes Payable / Advances - Shawn Knapp and Shawn's Custom Home, Inc.	-	52,367
Notes Payable / Advances - Roxanne Knapp	-	79,720
Notes Payable / Advances - Duane Knapp	-	100,000
Total	$-	$252,771

All notes and advances payable to related parties were included in the spin-off of Shogun at September 20, 2011.

NOTE 6 – ADVANCES RECEIVABLE – RELATED PARTIES

Shogun has made advances to an entity affiliated with Shawn Knapp. These advances aggregated $0 and $58,080 at September 30, 2011 and December 31, 2010, respectively. These advances were included in the spin-off of Shogun at September 20, 2011.

As of September 30, 2011, Vanity had loan receivables due from related parties / shareholders in the amount of $617,424, as a result of a note issued by Vanity which was executed in April 2010 under the direction of Vanity’s former CEO, Steven Y. Moskowitz, without proper approval of, or ratification by, the Company’s board of directors.  These related parties are or were under the common ownership / control and or management of Steven Y. Moskowitz, where he was an officer and or shareholder. The Company cannot determine whether it will be able to collect any further monies on this note and has fully impaired it as of June 30, 2011. The Company is determining what options it may have in attempting to take action to collect on the note.

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

As a result of the closing of the transactions contemplated by the Rescission Agreement that took place on September 20, 2011(described in Note 1), the 500,000 preferred shares were issued in connection with the December 31, 2010 transaction pursuant to which Shogun was acquired were cancelled .

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

Common Stock

The Company is authorized to issue 350,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2011 and December 31, 2010, there were 80,878,695 and 64,989,807 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2011, $14,900 of our convertible debentures was converted into 15,638,888 shares of common stock. The shares had a value of $64,183 at the dates of conversion.

The Company does not have sufficient authorized shares of common stock as of September 30, 2011 and as of the filing date of this report to satisfy the equivalent common stock if converted.

On September 30, 2011, a majority of the voting capital stock of the Company took action by written consent pursuant to Section 228 of the Delaware General Corporation Law authorizing the Company to amend its Certificate of Incorporation, as amended, to (1) effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $.001 per share (the "Common Stock") at the ratio of 300-for-1 (the “Reverse Stock Split”), and (2) increase the number of authorized shares of Common Stock of the Company from 350,000,000 shares to 500,000,000 shares (the “Authorized Capital Change” and collectively with the Reverse Stock Split, the “Corporate Actions”).

Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the proposals will not be adopted until a date at least 20 days after the date on which this Information Statement has been mailed to the Stockholders, or at least November 11, 2011, 20 days after the mailing of the Information Statement.

The proposed amendments and proposed reverse stock split have not been reflected in these financial statements.

NOTE 8 - SUBSEQUENT EVENTS

On October 6, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Greystone Capital Partners LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to $0.001 per share (the “Conversion Price”). The Conversion Price will not be adjusted for stock splits, stock dividends, recapitalizations and the like.

In connection with the Agreement, the Investor received a warrant to purchase 50,000,000 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.002, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on October 6, 2011. The Investor may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Investor exercises the Warrant on a cashless basis, then we will not receive any proceeds.

The exercise price of the Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The Investor has contractually agreed to restrict its ability to exercise the Warrant and convert the Debenture such that the number of shares of the Company common stock held by each of the Investor and its affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of Common Stock.

The securities were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

As a result of the October 6, 2011 Purchase agreement, the exercise price of the warrants issued with the April, May and June 2011 financings will be reduced to $0.001and the number of shares issuable pursuant to the warrants will increase to 135,000,000, 50,000,000 and 50,000,000, respectively.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone Capital Partners LLC (“Greystone”) related to the convertible note issued to Greystone in June 2010, pursuant to which, among other things, (i) Greystone agreed to extend the maturity date of the note from June 4, 2011 until September 30, 2011. As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the Greystone Note.  The Company is currently working with Greystone on making arrangements to honor its obligations under the Greystone Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Greystone Note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with IIG Management LLC (“IIG”) related to the convertible note issued to IIG in July 2010, pursuant to which, among other things, (i) IIG agreed to extend the maturity date of the note from July 29, 2011 until September 30, 2011. As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the IIG Note.  The Company is currently working with IIG on making arrangements to honor its obligations under the IIG Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IIG Note.

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

Overview

Vanity is a holding company with expanding lines of business. Utilizing their licensed trademark of America’s Cleaning Company™, Vanity established a cleaning company offering residential and commercial cleaning services. This company intended to expand its reach through national franchising. In addition, the Company also sought out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.   Upon the closing of transactions contemplated by the Exchange Agreement (as described below), the Company shifted its operations in 2011 to focus on the business of Shogun Energy, Inc.

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

After careful review, the Company determined that the capital requirements and time to market for the products and services of Shogun were greater than had been previously expected.  As such, the Company and Shogun entered into the Rescission Agreement (as defined below), which relieves the Company of further capital investment in the Shogun business and will allow the Company to streamline its business operations and operate under a more efficient business model on a going forward basis.

Management is actively engaged in evolving the existing business model of the Company from a sourcing and distribution company to that of a licensing and marketing company. This model allows the Company to have the ability to capture revenue without many of the associated costs that come along with the production of its products.

The first major area that we are moving this model forward is in our Direct Response TV spot that leverages our Sorbco Agreement (as defined below) with the launch of the Plant Sorb product. We have also established an online ecommerce presence with www.thereisaproductforthat.com ; in both cases, we will end up receiving our revenue for products sold sequentially ahead of when we have to pay our fulfillment partners.

Recent Developments

Shogun Transaction

On December 31, 2010, we entered into the Exchange Agreement by and among Shogun, the Company, Shawn Knapp, the principal shareholder of Shogun (“Mr. Knapp”) and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with Mr. Knapp, the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of Vanity’s series A preferred stock. Each share of series A preferred stock shall be entitled to 1,604 votes per share and shall be convertible into 1,604 shares of Vanity’s common stock.  Upon filing an amendment to Vanity’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock, the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 shares of Vanity’s common stock. As a result of this transaction, Shogun has become a wholly owned subsidiary of Vanity, and the Shareholders will own approximately 93% of Vanity’s common stock after the series A preferred stock conversion.

On July 26, 2011, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into a rescission agreement (the “Rescission Agreement”) of the Exchange Agreement for the purpose of rescinding the transactions contemplated by the Exchange Agreement, and upon closing (the “Closing Date”), the Exchange Agreement will be rescinded and all obligations of any party arising from such Exchange Agreement, shall, in all respects, be deemed to be null and void and of no further force and effect (the “Rescission”).  Following the closing of the Recsission, no party to the Exchange Agreement shall have any further obligations of any nature whatsoever with respect to the other parties pursuant to or arising from the Exchange Agreement. The closing of the transactions contemplated by the Rescission Agreement took place on September 20, 2011. The rescission has been accounted for as a spin-off of Shogun by Vanity.

Sorbco Exclusive License and Distribution Agreement

On July 13, 2011, the Company entered into an exclusive license and distribution agreement (the “Sorbco Agreement”) with Plant Sorb LLC (“Sorbco”) pursuant to which the Company will have the exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The License Agreement shall have an initial term ending on July 13, 2012, and shall continue on successive one-year terms thereafter unless terminated by either party for cause.  For purposes of the Sorbco Agreement, “cause”  is defined as the Company not exceeding a threshold of five hundred thousand dollars ($500,000.00) of retail revenues through sales of Sorbco products during the initial term of the Sorbco Agreement.

Proposed amendments to Certificate of Incorporation and proposed reverse stock split

On September 30, 2011, a majority of the voting capital stock of the Company took action by written consent pursuant to Section 228 of the Delaware General Corporation Law authorizing the Company to amend its Certificate of Incorporation, as amended, to (1) effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $.001 per share (the "Common Stock") at the ratio of 300-for-1 (the “Reverse Stock Split”), and (2) increase the number of authorized shares of Common Stock of the Company from 350,000,000 shares to 500,000,000 shares (the “Authorized Capital Change” and collectively with the Reverse Stock Split, the “Corporate Actions”).

Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the proposals will not be adopted until a date at least 20 days after the date on which this Information Statement has been mailed to the Stockholders, or at least November 11, 2011, 20 days after the mailing of the Information Statement.

Change in business model

Management is actively engaged in evolving the existing business model of the Company from a sourcing and distribution company to that of a licensing and marketing company. This model allows the Company to have the ability to capture revenue without many of the associated costs that come along with the production of its products.

The first major area that we are moving this model forward is in our Direct Response TV spot that leverages our Sorbco Agreement (as defined below) with the launch of the Plant Sorb product. We have also established an online ecommerce presence with www.thereisaproductforthat.com; in both cases, we will end up receiving our revenue for products sold sequentially ahead of when we have to pay our fulfillment partners.

On September 20, 2011 , the Company and Shogun entered into a non-exclusive sales distributor agreement, pursuant to which Shogun granted Vanity a non-exclusive right to distribute or sell Shogun’s products in the United States for a period of 12 months from the date of the agreement.

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

Results of Operations

Three Months ended September 30, 2011 as compared to the Three Months ended September 30, 2010

The results of operations for the corresponding 2011 and 2010 periods include Shogun’s operations through September 20, 2011, the date of closing on the Rescission. All of the revenue reported resulted from Shogun’s operations. Comparisons between the comparable periods are not necessarily indicative of our future operations.

Net sales were $35,131 for the three months ended September 30, 2011 compared to net sales of $109,860 for the comparable 2010 period, a decrease of $74,729, or 68%. The principal reason for the decrease in sales in 2011 is directly related to a lack of working capital to adequately promote our products and develop new sales accounts.

We generated a gross profit of $24,118, or 69%, during the three months ended September 30, 2011. For the comparable 2010 period, we generated a gross profit of $50,233, or 46%. The increase in gross profit percentage results from favorable pricing available in the current year, although overall sales were down substantially.

Operating expense:

Selling expense was $22,135 for the three months ended September 30, 2011, as compared to $115,611 for the three months ended September 30, 2010, a decrease of $93,476, or 81%. The decrease resulted from decreases in advertising and promotion of approximately $63,000, travel expense of approximately $7,000 and salaries and benefits of approximately $23,000. The principal reason for the decrease is directly related to a lack of working capital for promotional activities.

General and administrative expense for the three months ended September 30, 2011 was $198,517, as compared to $113,074 for the three months ended September 30, 2010, an increase of $85,443, or 76%. General and administrative expense consists primarily of payroll, professional fees and rent. Professional fees increased by approximately $47,000 and payroll expense increased by approximately $35,000, such increases being related to the inclusion of Vanity operations in 2011.

Other income (expense):

We had income from the gain on the change in the fair value of our derivative liabilities of $2,205,286 during the three months ended September 30, 2011, with no comparable item in the 2010 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported interest expense of $127,390 during the three months ended September 30, 2011 as compared with interest expense of $3,592 during the three months ended September 30, 2010. Interest expense during the comparable 2011 period consists primarily of the amortization of debt discount and interest accrued on the debt.

We reported a gain on conversion of debt of $6,811 during the three months ended September 30, 2011, with no comparable item in the 2010 period. The gain results from the difference between the carrying amount of the liabilities extinguished and the fair value of the common stock issued in the conversion.

Net loss:

We reported net income of $1,888,173 and net loss of $182,044 during the three months ended September 30, 2011 and 2010, respectively, resulting from the components described above.

Nine Months ended September 30, 2011 as compared to the Nine Months ended September 30, 2010

The results of operations for the corresponding 2011 and 2010 periods include Shogun’s operations through September 20, 2011, the date of closing on the Rescission. All of the revenue reported resulted from Shogun’s operations. Comparisons between the comparable periods are not necessarily indicative of our future operations.

Net sales were $95,039 for the nine months ended September 30, 2011 compared to net sales of $283,554 for the comparable 2010 period, a decrease of $188,515, or 66%. The principal reason for the decrease in sales in 2011 is directly related to a lack of working capital to adequately promote our products and develop new sales accounts and to the record cold, and blizzard conditions in the Midwest during the winter of 2010-2011.

We generated a gross profit of $52,585, or 55%, during the nine months ended September 30, 2011. For the comparable 2010 period, we generated a gross profit of $141,474, or 50%. The increase in gross profit percentage results from favorable pricing available in the current year, although overall sales were down substantially.

Operating expense:

Selling expense was $106,198 for the nine months ended September 30, 2011, as compared to $267,756 for the nine months ended September 30, 2010, a decrease of $161,558, or 60%. The decrease resulted from decreases in advertising and promotion of approximately $117,000, salaries and benefits of approximately $11,000 and travel expense of approximately $28,000. The principal reason for the decrease is directly related to a lack of working capital for promotional activities.

General and administrative expense for the nine months ended September 30, 2011 was $545,381, as compared to $230,709 for the nine months ended September 30, 2010, an increase of $314,672, or 136%. General and administrative expense consists primarily of payroll, professional fees and rent. Professional fees increased by approximately $250,000 and rent and other expenses increased by approximately $65,000 such increases being related to the inclusion of Vanity operations in 2011.

Other income (expense):

We had income from the gain on the change in the fair value of our derivative liabilities of $3,182,998 during the nine months ended September 30, 2011, with no comparable item in the comparable 2010 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported interest expense of $3,363,837 during the nine months ended September 30, 2011 as compared with interest expense of $9,662 during the nine months ended September 30, 2010. Interest expense during the 2011 period consists primarily of the expense associated with the derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt. This amount was approximately $3,060,000. The balance of the expense relates to the amortization of debt discount and interest accrued on the debt.

We reported a gain on conversion of debt of $6,811 during the nine months ended September 30, 2011, with no comparable item in the 2010 period. The gain results from the difference between the carrying amount of the liabilities extinguished and the fair value of the common stock issued in the conversion.

Net loss:

We reported net losses of $773,022 and $366,653 during the nine months ended September 30, 2011 and 2010, respectively, resulting from the components described above.

Liquidity and Capital Resources

As of September 30, 2011 we had a working capital deficit of $2,712,035. Subsequent to September 30, 2011 we raised $50,000 in cash proceeds from the sale of a convertible debenture (see below).

Operating Activities - For the nine months ended September 30, 2011,  net cash used in operating activities was $356,977, primarily attributable to a loss of $637,758 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $254,315. Net cash used in operating activities for the nine months ended September 30, 2010 was $295,293, primarily attributable to a loss of $349,363 (after adjusting for non-cash items) and increases in accounts receivable and inventory of $91,156, partially offset by an increase in accounts payable of $145,226.

Investing Activities -   For the nine months ended September 30, 2011 and 2010, net cash used in investing activities was $1,166 and $9,467, respectively, related to the purchases of furniture and equipment.

Financing Activities - For the nine months ended September 30, 2011 and 2010, net cash provided by financing activities was $360,403 and $312,051, respectively. Net proceeds from loans obtained through bank, related parties and others were $322,875 and $389,412 during 2011 and 2010, respectively. During 2011 we repaid a bank overdraft of $4,273 and made other repayments of debt aggregating $33,199. During 2010 we made repayments of debt of $100,460. During 2010 we made advances to a related party of $46,901 and received $70,000 as an advance on the sale of common stock.

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

On July 13, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Thalia Woods Management, Inc. , an accredited investor (the “Investor”), pursuant to which the Investor purchased 75,000 shares of tour series B convertible preferred stock (the “Preferred Stock”) for an aggregate purchase price of $75,000.  Each share of Preferred Stock shall be entitled to 1,000 votes per share which voting right shall be non-dilutive for a period of one year from the date of issuance.  The Preferred Stock pays dividends of 10% per year, payable quarterly in arrears beginning on the one year anniversary of the date of issuance, at the Company’s option, in cash or in additional shares of the Company’s common stock.

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

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone Capital Partners LLC (“Greystone”) related to the convertible note issued to Greystone in June 2010, pursuant to which, among other things, (i) Greystone agreed to extend the maturity date of the note from June 4, 2011 until September 30, 2011, (ii) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note, and (iv) Greystone waived any default or breach that may have resulted by way of the convertible note maturing on June 4, 2011 or a failure by the Company to reserve a sufficient number of shares under the convertible note. As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the Greystone Note.  The Company is currently working with Greystone on making arrangements to honor its obligations under the Greystone Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Greystone Note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with IIG Management LLC (“IIG”) related to the convertible note issued to IIG in July 2010, pursuant to which, among other things, (i) IIG agreed to extend the maturity date of the note from July 29, 2011 until September 30, 2011, (ii) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note, and (iv) IIG waived any default or breach that may have resulted by way of the convertible note maturing on July 29, 2011 or a failure by the Company to reserve a sufficient number of shares under the convertible note. As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the IIG Note.  The Company is currently working with IIG on making arrangements to honor its obligations under the IIG Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IIG Note.

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

On October 6, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Greystone Capital Partners LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to $0.001 per share (the “Conversion Price”). The Conversion Price will not be adjusted for stock splits, stock dividends, recapitalizations and the like. In connection with the Agreement, the Investor received a warrant to purchase 50,000,000 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.002, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on October 6, 2011. The Investor may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event the Investor exercises the Warrant on a cashless basis, then we will not receive any proceeds. The exercise price of the Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The Investor has contractually agreed to restrict its ability to exercise the Warrant and convert the Debenture such that the number of shares of the Company common stock held by each of the Investor and its affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of Common Stock.

As a result of the October 6, 2011 Purchase agreement, the exercise price of the warrants issued with the April, may and June 2011 financings will be reduced to $0.001

We presently do not have any other available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2011.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2011 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, Vanity may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. Vanity is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On June 4, 2010, the Company entered into a securities purchase agreement with Greystone Captial Partners LLC (“Greystone”), providing for the sale by the Company to Greystone of a 10% convertible note in the aggregate principal amount of $50,000, due June 4, 2011 (the “Greystone Note”). On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone related to the Greystone Note, pursuant to which, among other things, Greystone agreed to (i) extend the maturity date of the note from June 4, 2011 until September 30, 2011 and (ii) Greystone waived any default or breach that may have resulted by way of the Greystone Note maturing on June 4, 2011.  As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the Greystone Note.  The Company is currently working with Greystone on making arrangements to honor its obligations under the Greystone Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Greystone Note.

On July 29, 2010, the Company entered into a securities purchase agreement with IIG Management LLC (“IIG”), providing for the sale by the Company to IIG of a 10% convertible note in the aggregate principal amount of $120,000, due July 29, 2011 (the “IIG Note”). On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with IIG related to the IIG Note, pursuant to which, among other things, IIG agreed to (i) extend the maturity date of the note from July 29, 2011 until September 30, 2011 and (ii) IIG waived any default or breach that may have resulted by way of the IIG Note maturing on July 29, 2011.  As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the IIG Note.  The Company is currently working with IIG on making arrangements to honor its obligations under the IIG Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IIG Note.

ITEM 4.

Reserved.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION

31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

 *        The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANITY EVENTS HOLDING, INC.

Date: November 14, 2011	By:	/s/ Lloyd Lapidus
Name: Lloyd Lapidus
Title: Interim Chief Executive Officer