Form 10-K
period 2011-12-31
Vanity Events Holding, Inc.
filed 2012-04-16
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-52524

VANITY EVENTS HOLDING, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-2114545 (I.R.S. Employer Identification No.)

1111 Kane Concourse, Suite 304, Bay Harbor Islands, FL  33154
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $105,596.60 computed by reference to the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on June 30, 2011. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of April 9, 2012 the registrant had 1,569,693 shares of common stock, par value $0.001 per share outstanding.

VANITY EVENTS HOLDING, INC.

FORM 10-K

  PART I

This Report on Form 10-K for Vanity Events Holding, Inc. may contain forward-looking statements.  Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

Unless otherwise stated or the context requires otherwise, references in this Annual Report on Form 10-K to “Vanity Events Holding, Inc.”, the “Company”, “Vanity”, “we”, “us”, or “our” refer to Vanity Events Holding, Inc. and its subsidiaries.

ITEM 1.    BUSINESS.

Corporate History

Vanity Events Holding, Inc. was incorporated in the State of Delaware on November 22, 2006 under the nameMap V Acquisition, Inc.

On April 2, 2008, the Company entered into a Share Exchange Agreement with Vanity Holding Group, Inc. (“Vanity Group”) and Vanity Group’s then shareholders whereby we agreed to acquire all of the issued and outstanding shares of the common stock of Vanity Group.  As consideration for the acquisition of the shares of Vanity Group, the Company has agreed to issue an aggregate of 21,392,109 pre-reverse split shares  of its common stock) to the shareholders of Vanity Group.  Upon consummation of the acquisition, Vanity Group became a wholly-owned subsidiary of the Company.  Subsequent to the completion of the reverse merger acquisition, the Company filed a Certificate of Amendment with the Delaware Secretary of State changing its name from “Map V Acquisition, Inc.” to “Vanity Events Holding, Inc.” in 2008.

On December 31, 2010, the Company entered into a share exchange agreement (“Exchange Agreement”) by and among the Company, Shogun Energy, Inc., a South Dakota corporation (“Shogun”), Shawn Knapp, the principal shareholder of Shogun (the “Principal Shareholder”) and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with the Principal Shareholder, the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of the Company’s series A preferred stock (the “Exchange”). Each share of series A preferred stock shall be entitled to 1,604 pre-reverse split votes per share and shall be convertible into 1,604 pre-reverse split shares of the Company’s common stock.  Upon filing an amendment to the Company’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock (the “Amendment”), the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 pre-reverse split shares of the Company’s common stock.   The closing of the transaction took place on December 31, 2010.  Upon the closing of the Exchange, the Company shifted its operations to focus on the business of Shogun.

On June 30, 2011 the Company, Shogun, Mr. Knapp, Roxanne Knapp (“Mrs. Knapp”) and the Shareholders entered into a rescission agreement (the “Rescission Agreement”) pursuant to which, upon closing (the “Closing Date”), the Exchange Agreement will be rescinded any and all obligations of any party arising from such Exchange Agreement, shall, in all respects, be deemed to be null and void and of no further force and effect (the “Rescission”).  Furthermore, upon closing, no party to the Exchange Agreement shall have any further obligations of any nature whatsoever with respect to the other parties pursuant to or arising from the Exchange Agreement. On July 26, 2011, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into the Rescission Agreement. The closing of the transactions contemplated by the Rescission Agreement took place on September 20, 2011. The rescission has been accounted for as a spin-off of Shogun by Vanity.

On September 30, 2011, the Board of Directors and a majority of the voting capital stock of the Company took action by written consent authorizing the Company to amend its Certificate of Incorporation, as amended, to (1) effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $.001 per share (the "Common Stock") at the ratio of 300-for-1 (the “Reverse Stock Split”), and (2) increase the number of authorized shares of Common Stock of the Company from 350,000,000 shares to 500,000,000 shares (the “Authorized Capital Change” and collectively with the Reverse Stock Split, the “Corporate Actions”). The Authorized Capital Change became effective on November 18, 2011.  The reverse stock split became effective on February 10, 2012. Unless otherwise stated, all share and per share amounts in these financial statements have been retroactively restated to reflect the effects of the reverse stock split.

Overview

The Company is a holding company with expanding lines of business. Utilizing their licensed trademark of America’s Cleaning Company™, Vanity established a cleaning company offering residential and commercial cleaning services. This company intended to expand its reach through national franchising. In addition, the Company also sought out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.   Upon the closing of transactions contemplated by the Exchange Agreement, the Company shifted its operations beginning in 2011 to focus on the business of Shogun Energy, Inc.

Shogun’s goal is to produce a premium line of energy drinks that are unique and appealing to all demographics, which adds to the allure of its product and the value of its brand. Shogun operates with the four warrior attributes in mind: loyalty to our customers; honor and pride in ourselves to produce an excellent product; confidence to promote our energy drink; and determination to toil long hours in order to perfect our product.  Currently, Shogun’s only product is the Shogun Energy® drink which is available in regular and sugar-free.  Shogun packages its Shogun Energy® drinks in 8.4-ounce and/or 16-ounce aluminum cans. Both drinks have a light carbonated citrus-ginger ale flavor and unlike others does not have a sticky after taste.  Shogun does not directly manufacture our Shogun Energy® drink, but instead outsource the manufacturing process to third party bottlers and contract packers.  Shogun continually seeks to expand distribution of our products by entering into agreements with regional bottlers or other direct store delivery distributors with established sales, marketing and distribution organizations.

After careful review of the Company’s business model during the first half of 2011, the Company determined that the capital requirements and time to market for the products and services of Shogun were greater than had been previously expected.  As such, on June 30, 2011, the Company and Shogun entered into the Rescission Agreement, which relieveed the Company of further capital investment in the Shogun business and will allowed the Company to streamline its business operations and operate under a more efficient business model on a going forward basis. The assets, liabilities and operations of Shogun were spun-off on September 20, 2011 pursuant to the Rescission Agreement.

Beginning in the second quarter of 2011, management actively engaged in evolving the existing business model of the Company from a sourcing and distribution company to a licensing and marketing company. Management believed that this new business model would allow the Company to have the ability to capture revenue without many of the associated costs that come along with the production of its products.

On May 24, 2011, the Company entered into a non-exclusive license agreement (the “Sorbco Non-Exclusive License Agreement”) with Plant Sorb LLC (“Sorbco”) pursuant to which the Company has the non-exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with certain Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The Sorbco Non-Exclusive License Agreement had an initial term commencing on the date of the Sorbco Non-Exclusive License Agreement and ending on May 31, 2011, and continues on a month-to-month basis thereafter unless terminated by either party on not less than thirty (30) days’ notice prior to the end of the initial term or any month-to-month extension.  On July 13, 2011, the Company entered into an exclusive license and distribution agreement (the “Sorbco Exclusive License Agreement” and together with the Sorbco Non-Exclusive License Agreement the “Sorbco Agreement”) with Sorbco pursuant to which the Company has the exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The Sorbco Exclusive License Agreement shall have an initial term ending on July 13, 2012, and shall continue on successive one-year terms thereafter unless terminated by either party for cause.  For purposes of the Sorbco Exclusive  License Agreement, “cause”  is defined as the Company not exceeding a threshold of five hundred thousand dollars ($500,000.00) of retail revenues through sales of Sorbco products during the initial term of the Sorbco Exclusive  License Agreement.

On September 20, 2011 , the Company and Shogun entered into a non-exclusive sales distributor agreement, pursuant to which Shogun granted Vanity a non-exclusive right to distribute or sell Shogun’s products in the United States for a period of 12 months from the date of the Agreement.  .

The Company proceeded to leverage this business model going forward by creating a short form direct response TV spot for the Sorbco products as well as establishing an online ecommerce presence with www.buyplantsorbnow.com, as well as media tested driving traffic to its stand-alone web property in an effort to generate sales for the Sorbco products and Shogun products at www.thereisaaproductforthat.com.The Company’s goal in using the direct response TV spotwas if the media tests were successful, the Company would roll-out additional direct TV spots and leverage retail distributors to drive the Company’s products thru mainstream retail channels as well as traditional direct response outlets.  At the end of 2011, after evaluating the media tests, management determined that it would not be profitable or beneficial for the Company to pursue this business model for the Sorbco products past the initial testing phase.

Beginning in 2012, management decided to evolve its business strategy from a licensing and marketing company to an e-commerce transactional business where the Company’s management felt it had the relevant core competency and experience to successfully build value for the Company’s shareholders.

On February 29, 2012, the Company entered into a domain name assignment agreement with Greg Pippo, the Company’s chief financial officer (the “Assignor”), pursuant to which the Assignor assigned all of his  rights, title and interest and goodwill in or associated with the domain names www.buyborroworsell.com and www.buyborroworsell.net (the “Domain Names”), together with any unregistered or registered trademarks, service marks, copyrights or other intellectual property or property rights based on or in any way related to the Domain Names.  In consideration for the assignment of the Domain Names, the Corporation agreed to pay the Assignor $2,500 for the fees and expenses related to the Domain Names incurred by the Assignor to date.

On April 4, 2012, the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s chief financial officer (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Aegis Domain Names”) along with any information or materials proprietary to the Seller that relate to the  business or affairs associated with the Aegis Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”)).  In consideration for the purchase of the Assets, the Company agreed issue Seller 1,000,000 shares of Company’s common stock.

Simultaneously with the execution of the Aegis Agreement, on April 4, 2012, the parties entered into an option agreement, pursuant to which Seller shall have the option to purchase the Assets and all enhancements to the Assets from the Company in consideration for (i) an amount in cash equal to the net proceeds used by the Company  for the enhancement of the Assets on or after April 4, 2012 and (ii) the cancellation of the Shares, beginning on April 4, 2012 and terminating on the 24 month anniversary of April 4, 2012.

Online Marketplace

The cornerstone of our plan is the development of an online marketplace for many different types of goods.   The Company will be developing innovative transactional e-commerce sites through a variety of different web properties. In these challenging economic times, we believe that consumers need access to many different types of goods leveraging the economies that come with shared consumption, along with a convenient and user friendly way to sell or monetize the goods that they currently own.

Our web properties will consist of several stand-alone sites specifically addressing areas management has identified as attractive in the world of e-commerce and fractional ownership. What that in turn means is that the consumer will not own the goods unless they are purchased outright, instead they will enjoy the use of them through the access that their membership fees allow. The Company plans to offer strong mobile applications to support these sites, as well as leveraging both social and traditional media to build consumer awareness.

Management plans on developing an engaging community experience filled with user feedback and industry specific content which will further enhance the attractiveness of each stand-alone site.  At this time these sites are in the planning and development stages. The stand-alone sites that the company plans to launch are WatchLender.com, ToysLender.com, SneakerLender.com, .ShoeLender.com, ElectronicsLender.com and CoutureLender.com. The company plans to work closely with outsourced third party developers to build out these web and mobile platforms during the first half of 2012.

Product Offerings

The categories of products that the Company initially plans to offer through its web properties include toys, electronics, footwear, watches and other desirable fashion accessories.  Through these properties, we intend to offer “flexible access to the products you need on the terms you want”.  The end result is intended to make consumers revisit the idea of fractional ownership and commerce over a wide array of categories. Management also plans to make it possible for consumers to sell goods to the Company that they already own.

We plan on collecting and analyzing data we collect from our future customers, including purchase patterns, and preferences to identify their needs and demands. The analysis of this data guides our selection of new product categories. In this way, we can improve our customers’ shopping experience and satisfaction, generate online traffic,convert traffic into orders, and quickly increase sales for newly introduced products.

Product Sourcing and Pricing

Product Sourcing

It is the Company’s plan to allow consumers to access products ranging from consumer electronics, to toys, to luxury accessories in one of three ways.

1.	Rental - They will be able to borrow or rent goods, in new, or like new condition, from the Company’s websites.
2.	Membership - They will also be able to purchase these goods at a discount to retail through the “members only” outlets of the web properties.
3.	Direct Purchases by the Company - Consumers will be able to transact with the Company by selling their own authentic goods to the Company.

Pricing

We intend to price our products at a meaningful discount to the cover price and other products at competitive discounts to comparable products sold in physical retail stores. We intend to track prices of selected key items in both media and general merchandise categories that other online retailers also sell..

Marketing and Promotion

We seek to strengthen our web properties and build strong customer loyalty through our marketing and promotional efforts.

We believe that the most efficient marketing method is to improve the experience of our customer, which drives word-of-mouth and repeat customer visits. We intend to build customer loyalty by delivering personalized services through innovative technologies as well as creative and flexible merchandising.. We believe that our sophisticated data analysis facilitates our targeted marketing efforts and increases repeat purchases and purchase value per customer.

Intellectual Property

We regard our domain names, patents, trademarks, copyrights, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on patent, trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights.

We currently have not submitted any applications for any trademarks or patents. We have applied for, or have been assigned by third parties, the domain names set forth below which we will use to develop our business.

www.buyborroworsell.com; www.buyborroworsell.net
www.sneakerlender.com; www.sneakerlender.net
www.toyslender.com; wwwtoyslender.net
www.electronicslender.com; www.electronics.net
www.couturelender.com; www.couturelender.net
www.shoelender.com; www.shoelender.net
www.watchlender.com; www.watchlender.net

Companies in the Internet, technology, and media industries own large numbers of patents, copyrights, and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. Vanity has been, and from time to time we expect to continue to be, subject to claims of alleged infringement of copyrights, trademarks and other intellectual property rights of third parties. These claims and any resultant litigation, should it occur, could subject us to significant liability for damages. Our technologies may not be able to withstand any third-party claims or rights against their use. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims, unless we are able to enter into license agreements with the third parties making these claims.

Competitiors

We operate in the Internet products, services and content market, which is highly competitive and characterized by rapid change, converging technologies, and increasing competition from companies offering communication, information and entertainment services integrated into other products and media properties. We primarily compete with companies to attract users to our website and advertisers to our marketing services.
Our prospective competition includes amongst others, Rent the Runway, Inc., Rent-A-Center, Inc., Bag, Borrow or Steal, Inc., Aaron’s, and Gilt Groupe, Inc.

Many of our competitors have longer operating histories, more extensive management experience, an employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. We expect competition to further intensify in the future. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, our competitive position and financial results could be adversely affected.

Governmental Regulations

We are subject to a number of domestic laws and regulations that affect corporations using the Internet as their business platform. The interpretation of laws and regulations pertaining to the privacy of users, freedom of expression, content, advertising and intellectual property rights in the United States may at times be unclear or unsettled. Additionally, rules and regulations in these areas are being debated and considered for adoption in other countries, and we face risks from proposed legislation that may be adopted in the future.

In the U.S., laws governing the liability of Internet companies offering online services for the activity of website users and/or other third parties, are currently being tested by a number of claims. Cases include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, trademark and copyright infringement, as well as other theories based on the nature and content of the materials searched, the ads posted, or the content generated by users. Any court ruling that will impose liability on providers of online services for activities of their users and other third parties could harm our business.

Nevertheless, to resolve some of the current legal uncertainty, we expect the courts to interpret these laws and regulations and such rulings may be applicable to our activities. Such rulings could generally dampen the growth in use of the Internet and could potentially expose us to substantial liability, including significant expenses necessary to comply with applicable laws and regulations. Several U.S. federal laws that could have an impact on our business include, among others:

·
The Digital Millennium Copyright Act (“DMCA”), intended to reduce the liability of online service providers for listing or linking to third party Web properties that include materials that infringe copyrights of others. The DMCA is intended to limit, but does not necessarily eliminate, our liability for listing, linking, or hosting third-party content that includes materials that infringe copyrights.

·	Portions of the Communications Decency Act, intended to provide statutory protections to online service providers who distribute third party content.

·	The CAN-SPAM Act is intended to regulate spam and create criminal penalties for unmarked sexually-oriented material and emails containing fraudulent headers.

A range of other laws and new interpretations of existing laws could have an impact on our business. For example, in the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We intend to post our privacy policy and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policy, U.S. Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies, that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the European Union, as well as before the United States Congress and various state legislative bodies, regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business operations. For example, decreases in usage of Answers.com could be caused by, among other provisions, the required use of disclaimers or other requirements before users can utilize our services.

In addition, because our services are accessible worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws, including laws relating to labor arrangements, taxes, media and content, among others, even where we have no local entity, employees, or infrastructure. We might unintentionally violate such laws, such laws may be modified or interpreted to our detriment, and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition.

We may be subject to legal liability for specific types of online services we provide. We direct users to a wide variety of services that enable individuals to exchange information, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims may be threatened against us for aiding and abetting defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information to which we provide links or that may be posted online.

Research and Development

During the fiscal years ended December 31, 2011 and 2010, the Company did not have any research and development costs.  The Company may incur research and development costs during the fiscal year ended December 31, 2012 as the Company plans to gather its intelligence in real time as its web properties our built out and tested since it will rely heavily on both user feedback, and testing to determine the optimal financial model and price points for the goods and services it plans to offer.

Employees

As of April 9, 2012, Vanity employed a total of 2 part-time employees, comprised of its interim chief executive officer and its chief financial officer.

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

Our financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern.  Our independent registered public accounting firm issued a report that was included in this annual report which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our business depends heavily on the market recognition and reputation of our brand, and any harm to our brand or failure to maintain and enhance our brand recognition may materially and adversely affect our business, financial condition and results of operations.

We believe that the market recognition and reputation of our web properties is key to the success of our business. Maintaining and enhancing the recognition and reputation of our brand are critical to our success and ability to compete. Many factors, some of which are beyond our control, are important to maintaining and enhancing our brand and may negatively impact our brand and reputation if not properly managed, such as:

•	our ability to maintain a convenient and reliable user experience as consumer preferences evolve and as we expand into new product categories and new business lines;
•	our ability to increase brand awareness among existing and potential customers through various means of marketing and promotional activities;
•	the efficiency, reliability and service quality of our courier service providers;
•	our ability to effectively control the product and service quality of third-party merchants and to monitor service performance of third parties as we continue to develop our marketplace program; and
•	any negative media publicity about e-commerce or security or product quality problems of other e-commerce websites.

If we are unable to maintain our reputation, further enhance our brand recognition and increase positive awareness of our website, our results of operations may be materially and adversely affected.

Our success depends on our ability to identify and respond to constantly changing consumer preferences.

The e-commerce and retail industries are subject to changing consumer preferences. Consequently, we must stay abreast of emerging lifestyle and consumer trends and anticipate trends that will appeal to existing and potential customers. If our customers cannot find their desired products on our website, they may stop purchasing products on our website, stop visiting our website or visit less often.

If we do not anticipate, identify and respond effectively to consumer preferences or changes in consumer trends at an early stage, we may not be able to generate the desired level of sales. Such circumstances could materially and adversely affect our business, financial condition and results of operations.

If Internet users do not interact with our web properties frequently or if we fail to attract new users to the site, our business and financial results will suffer.

The success of our web properties is largely dependent upon users constantly visiting the site for news content and fantasy games. We need to attract users to visit the our website frequently and spend increasing amounts of time on our website when they visit. If we are unable to encourage users to interact more frequently with hotboxsports.com and to increase the amount of user generated content they provide, our ability to attract new users to our website and increase the number of loyal users will be diminished and adversely affected. As a result, our business and financial results will suffer, and we will not be able to grow our business as planned.

We face significant competition from industry-specific Web properties that could adversely impact our competitive position.

We face significant competition from a wide variety of Web properties. Many of our competitors have longer operating histories, more extensive management experience, an employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resource than we do. We expect competition to intensify in the future. If our competitors are more successful than we are in developing compelling products or attracting and retaining more users, then our competitive position and financial results could be adversely affected.

Our operating results may fluctuate, which makes comparing our operating results on a period-to-period basis difficult and could cause our results to fall short of expectations.

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

If we fail to maintain and enhance awareness of our website, our business and financial results could be adversely affected.

We believe that maintaining and enhancing awareness of our website is critical to achieving widespread acceptance of our services and to the success of our business. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in our market. Maintaining and enhancing our website may require us to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts, and these investments may not be successful. Further, even if these efforts are successful, they may not be cost-effective. If we are unable to continuously maintain and enhance our website, our traffic may decrease and we may fail to attract advertisers, which could in turn result in lost revenues and adversely affect our business and financial results.

If our intellectual property and technologies are not adequately protected to prevent use or misappropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be materially and adversely affected.

Our future success and competitive position depends in part on our ability to protect our proprietary technologies and intellectual property. We have generally not sought trademark, copyright or patent protection to protect our proprietary technology and intellectual property. Instead, we have relied on a combination of trade secret laws and confidentiality arrangements to protect our proprietary technologies and intellectual property.

The steps we have taken or will take may not be adequate to protect our technologies and intellectual property. In addition, others may develop or patent similar or superior technologies, products or services, and our intellectual property may be challenged, invalidated or circumvented by others. Furthermore, the intellectual property laws of other countries in which we operate or may operate in the future may not protect our products and intellectual property rights to the same extent as the laws of the United States. The legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in the video game industry are uncertain and still evolving, both in the United States and in other countries. In addition, third parties may knowingly or unknowingly infringe our intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. Any such litigation could be very costly, have an uncertain outcome and could divert management attention and resources. As a result of any dispute where we are alleged to have infringed or violated a third party’s intellectual property rights, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing certain products or services, adjust our merchandizing or marketing and advertising activities or take other actions to resolve the claims. If the protection of our technologies and intellectual property is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operation. Any of these events may have a material adverse effect on our business, financial condition and results of operations.

We also expect that the more successful we are, the more likely it will become that competitors will try to develop services that are similar to ours, which may infringe on our proprietary rights. It may also become more likely that competitors will claim that our products infringe on their proprietary rights. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, revenue, reputation and competitive position could be harmed.

If we are unable to protect our domain names, our reputation and brand could be adversely affected.

We currently own registrations for various domain names relating to our brand, including www.buyborroworsell.com; www.buyborroworsell.net; www.sneakerlender.com; www.sneakerlender.net; www.toyslender.com; www.toyslender.net; www.electronicslender.com; www.electronics.net; www.couturelender.com; www.couturelender.net; www.shoelender.com; www.shoelender.net; and www.watchlender.com; www.watchlender.net. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our service. Domain names similar to ours have been registered in the United States and elsewhere. The acquisition and maintenance of domain names generally are regulated by various agencies and their designees. However, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names.

We may not adequately prevent disclosure of trade secrets and other proprietary information.

A substantial amount of our tools and technologies are protected by trade secret laws. In order to protect our proprietary technologies and processes, we rely in part on security measures. These measures may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We could potentially lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, others may independently discover our trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Laws regarding trade secret rights in certain markets in which we operate may afford little or no protection to our trade secrets. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of trade secret and other intellectual property laws may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our business, revenue, reputation and competitive position.

If we are unable to maintain and expand our computer and communications systems, then interruptions and failures in our services could result, making our services less attractive to consumers and subjecting us to lost revenue from the loss of users and advertisers.

 Our ability to provide high quality user experience depends on the efficient and uninterrupted operation of our computer and communications systems. Our Internet servers must accommodate spikes in demand for our Web pages in addition to potential significant growth in traffic. Delays and interruptions could frustrate users and reduce traffic on our Web properties, adversely affecting our operations and growth prospects.  Furthermore, our systems may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, which could adversely affect our operations.

The proper functioning of our website is essential to our business and any failure to maintain the satisfactory performance, security and integrity of our website will materially and adversely affect our business, reputation, financial condition and results of operations.

The satisfactory performance, reliability and availability of our website, our transaction-processing systems and our network infrastructure are critical to our success and our ability to attract and retain customers and maintain adequate customer service levels.

Our revenues will depend on the number of visitors who shop on our website and the volume of orders we fulfill. Any system interruptions caused by telecommunications failures, computer viruses, hacking or other attempts to harm our systems that result in the unavailability or slowdown of our website or reduced order fulfillment performance would reduce the volume of products sold and the attractiveness of product offerings at our website. Our servers may also be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to accept and fulfill customer orders. We may also experience interruptions caused by reasons beyond our control. There can be no assurance that such unexpected interruptions will not happen again, and future occurrences could damage our reputation and result in a material decrease in our revenues. Any inability to add additional software and hardware or to develop and upgrade our existing technology, or network infrastructure to accommodate increased traffic on our website may cause unanticipated system disruptions, slower response time, degradation in levels of customer service and impaired quality and speed of order fulfillment, which would have a material adverse effect on our business, reputation, financial condition and results of operations.

If we fail to successfully adopt new technologies or adapt our web properties and systems to customer requirements or emerging industry standards, our business, prospects and financial results may be materially and adversely affected.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website. The internet and the online retail industry are characterized by rapid technological evolution, changes in user requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices that could render our existing proprietary technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of website and other proprietary technology entails significant technical and business risks. There can be no assurance that we will be able to use new technologies effectively or adapt our website, proprietary technologies and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or customer requirements, whether for technical, legal, financial or other reasons, our business, prospects, financial condition and results of operations would be materially and adversely affected.

Failure to protect confidential information of our customers and our network against security breaches could damage our reputation and brand and substantially harm our business and results of operations.

A significant challenge to online commerce and communications is the secure transmission of confidential information over public networks. We intend for all product orders and payments for products we offer to be made through our web properties. In addition, some online payments for our products may be settled through third-party online payment services. In such transactions, maintaining complete security for the transmission of confidential information on our website, such as customers’ credit card numbers and expiration dates, personal information and billing addresses, is essential to maintain consumer confidence.

We have limited influence over the security measures of third-party online payment service providers. In addition, we hold certain private information about our customers, such as their names, addresses, phone numbers,browsing and purchasing records. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers to us through our website. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our customers. Any compromise of our security or third-party service providers’ security could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

Additional capital and other resources may be required to protect against security breaches or to alleviate problems caused by such breaches. The methods used by hackers and others engaged in online criminal activity are increasingly sophisticated and constantly evolving. Even if we are successful in adapting to and preventing new security breaches, any perception by the public that online commerce and transactions, or the privacy of user information, are becoming increasingly unsafe or vulnerable to attack could inhibit the growth of e-commerce and other online services generally, which in turn may reduce the number of orders we receive.

We may incur liability for counterfeit products, products sold at our websites or content provided on our website that infringe on third-party intellectual property rights.

Although we intend to adopt measures to verify the authenticity of products sold on our web properties and minimize potential infringement of third-party intellectual property rights in the course of sourcing and selling products, we may not always be successful. In the event that counterfeit or infringing products are sold on our website, we could face claims that we should be held liable for selling counterfeit products or infringing on others’ intellectual property rights.

We have in the past received intellectual property infringement claims, none of which have had a material adverse effect on our business or financial condition. Irrespective of the validity of such claims, we could incur significant costs and efforts in either defending against or settling such claims. If there is a successful claim against us, we might be required to pay substantial damages or refrain from further sale of the relevant products. Moreover, regardless of whether we successfully defend against such claims, our reputation could be severely damaged. Any of these events could have a material adverse effect on our business, results of operations or financial condition.

If we are unable to attract, train and retain qualified personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain qualified personnel, particularly management, technical and marketing personnel with expertise in the e-commerce industry.  Since our industry is characterized by high demand and intense competition for talent, there can be no assurance that we will be able to attract or retain qualified staff or other highly skilled employees that we will need to achieve our strategic objectives. As we are still a relatively young company, our ability to train and integrate new employees into our operations may not meet the growing demands of our business. If we are unable to attract, train and retain qualified personnel, our business may be materially and adversely affected.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our trademarks, service marks, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we intend to rely on trademark law, trade secret protection and confidentiality and license agreements with our employees, suppliers, partners and others to protect our proprietary rights. Our trademarks and service marks may be invalidated, circumvented, or challenged. Trade secrets are difficult to protect, and our trade secrets may be leaked or otherwise become known or be independently discovered by competitors. Confidentiality agreements may be breached, and we may not have adequate remedies for any breach.  Policing any unauthorized use of our intellectual property is difficult and costly and the steps we have taken may be inadequate to prevent the misappropriation of our technologies.

We will  incur significant costs on a variety of marketing efforts designed to increase sales of our products and some marketing campaigns and methods may turn out to be ineffective.

We will rely on a variety of different marketing efforts tailored to our targeted customers to increase sales of our products. Our marketing activities, which often may involve significant costs, may not be well received by customers and may not result in the levels of product sales that we anticipate. Marketing approaches and tools requires us to enhance our marketing approaches and experiment with new marketing methods to keep pace with industry developments and customer preferences. Failure to refine our existing marketing approaches or to introduce new effective marketing approaches in a cost-effective manner could negatively impact our profitability.

Future strategic alliances or acquisitions may have a material and adverse effect on our business, reputation and results of operations.

We may in the future enter into strategic alliances with various third parties. Strategic alliances with third parties could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the counter-party, and an increase in expenses incurred in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have little ability to control or monitor their actions. To the extent strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with such third parties.

In addition, although we have no current acquisition plans, if we are presented with appropriate opportunities, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect.

In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant.

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

We face competition from numerous sources and there is existing competition in all of these categories from both online retailers as well as brick and mortar retailers.

We will compete primarily with well-established companies, many of which we believe have greater resources than us.  We believe that barriers to entry are not significant and start-up costs are relatively low, so our competition may increase in the future.  New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost.  If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion.  We may not have the resources to compete effectively with current or future competitors.  If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer .

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Lloyd Lapidus, our Interim Chief Executive Officer and Greg Pippo, our Chief Financial Officer. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We could also experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Accounting principles generally accepted in the United States relating to the expensing of stock options may discourage us from granting the size or type of stock option awards that job candidates may require to join our company. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Litigation and litigation results could negatively impact our future financial condition and results of operations.

 In the ordinary course of our business, the Company is, from time to time, subject to various litigation and legal proceedings.  Currently, the Company is not subject to any litigation or legal proceedings. In the future, the costs or results of such legal proceedings, individually or in the aggregate, could have a negative impact on the Company’s operations or financial condition.

Risks Relating to Our Current Financing Arrangements:

There Are a Large Number of Shares Underlying Our Secured Convertible Debentures, and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of April 9, 2012, we had 1,519,693 shares of common stock issued and outstanding, convertible debentures outstanding with variable conversion prices that may be converted into an estimated 2,708,461 shares of common stock at current market prices and convertible debentures outstanding with fixed conversion prices that may be converted into an estimated 100,000,000 shares of common stock at current market prices. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of certain of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures that contain a conversion price with a discount to market price (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of April 9, 2012 of $2.60.

				Number	% of
% Below	Price Per	With Discount	With Discount	of Shares	Outstanding
Market	Share	at 80%	at 90%	Issuable	Stock

25%	$1.95	$0.39	$0.195	2,466,923	62%
50%	$1.30	$0.26	$0.13	3,700,385	71%
75%	$0.65	$0.13	$0.065	7,400,769	83%

As illustrated, the number of shares of common stock issuable upon conversion of our convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price feature of our Convertible Debentures May Encourage Investors to Make Short Sales in Our Common Stock, Which Could Have a Depressive Effect on the Price of Our Common Stock.

Certain of our convertible debentures are convertible into shares of our common stock at either an 80% discount or a 90% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Convertible Debentures and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

If We Are Required for any Reason to Repay Our Outstanding Convertible Debentures, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Convertible Debentures, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

Between May 2010 and March 2012, we have entered into a securities purchase agreements for the sale of an aggregate of $655,000 principal amount of convertible debentures ($640,100 outstanding balance at April 9, 2012. The secured convertible notes are due and payable, with interest, one year from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, breach of any covenant, representation or warranty in the respective securities purchase agreement or related convertible debenture, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $100,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the convertible debentures, including a default interest rate of 18% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action would require us to curtail or cease operations.

We are Currently in Default under the May 2010, June 2010, November 2010 and April 2011 Convertible Debentures and the Investors could, if they were to successfully enforce their rights under the Convertible Debentures through a lawsuit, levy on our assets and have them sold to satisfy our obligations on the Convertible Debentures.

Pursuant to the terms of the convertible debentures issued in May 2010, June 2010, November 2010 and April 2011, each of the debentures has matured and an event of default has occurred under each of the respective debentures. We currently owed the investors $340,100 in face amount of convertible debentures, plus interest and default payments. Holders of these convertible debentures could, if they choose to sue on these convertible debentures, and if they were to successfully obtain a judgment on the Company, could levy on our assets and have those assets sold to satisfy the amounts we owe them.

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

Our directors, executive officers and principal stockholders (5%) and their affiliates will beneficially own approximately __% of the outstanding shares of common stock upon the filing of the Amendment. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have substantial influence on the ability to control the Company and the outcome of issues submitted to our stockholders.

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

 ITEM 1B.    UNRESOLVED STAFF COMMENTS.

          Not Applicable.

 ITEM 2.    PROPERTIES.

Our corporate offices are located at 1111 Kane Concourse, Suite 304, Bay Harbor Islands, FL 33154.  We share approximately 150 square feet of space leased by a third party for $535 per month. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

 Not applicable.

PART II

 ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

 Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “VAEV”.   The closing price of our common stock on the OTC Bulletin Board on April 9, 2012 was $2.60 per share. The prices, as presented below, represent the highest and lowest intra-day prices for our common stock as quoted on the OTC Bulletin Board which take into account the 1 for 300 reverse stock split which was effected on February 10, 2012. Such over-the-counter market quotations may reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions

	2011
	High	Low

First quarter	$10.5105	$0.4505
Second quarter	$1.5015	$0.3303
Third quarter	$5.7057	$0.3303
Fourth quarter	$0.8709	$0.1201

	2010
	High	Low

First quarter	$75.0751	$10.5105
Second quarter	$12.012	$1.1111
Third quarter	$7.5075	$1.5015
Fourth quarter	$3.6036	$0.3604

On April 9, 2012 we had approximately 81 registered shareholders of record of the 1,519,693 shares of our common stock.

Dividends

Any cash dividends on its common stock.  Currently, the Company intends to retain future earnings, if any, to finance the expansion of its business.  As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2011.

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

All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, unless required by law. It is important to note that our actual results could differ materially from those included in such forward-looking statements.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and related notes.

Overview

The Company is a holding company with expanding lines of business. Utilizing their licensed trademark of America’s Cleaning Company™, Vanity established a cleaning company offering residential and commercial cleaning services. This company intended to expand its reach through national franchising. In addition, the Company also sought out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.   Upon the closing of transactions contemplated by the Exchange Agreement, the Company shifted its operations beginning in 2011 to focus on the business of Shogun Energy, Inc.

Shogun’s goal is to produce a premium line of energy drinks that are unique and appealing to all demographics, which adds to the allure of its product and the value of its brand. Shogun operates with the four warrior attributes in mind: loyalty to our customers; honor and pride in ourselves to produce an excellent product; confidence to promote our energy drink; and determination to toil long hours in order to perfect our product.  Currently, Shogun’s only product is the Shogun Energy® drink which is available in regular and sugar-free.  Shogun packages its Shogun Energy® drinks in 8.4-ounce and/or 16-ounce aluminum cans. Both drinks have a light carbonated citrus-ginger ale flavor and unlike others does not have a sticky after taste.  Shogun does not directly manufacture our Shogun Energy® drink, but instead outsource the manufacturing process to third party bottlers and contract packers.  Shogun continually seeks to expand distribution of our products by entering into agreements with regional bottlers or other direct store delivery distributors with established sales, marketing and distribution organizations.

After careful review of the Company’s business model during the first half of 2011, the Company determined that the capital requirements and time to market for the products and services of Shogun were greater than had been previously expected.  As such, on June 30, 2011, the Company and Shogun entered into the Rescission Agreement, which relieveed the Company of further capital investment in the Shogun business and will allowed the Company to streamline its business operations and operate under a more efficient business model on a going forward basis. The assets, liabilities and operations of Shogun were spun-off on September 20, 2011 pursuant to the Rescission Agreement.

Beginning in the second quarter of 2011, management actively engaged in evolving the existing business model of the Company from a sourcing and distribution company to a licensing and marketing company. Management believed that this new business model would allow the Company to have the ability to capture revenue without many of the associated costs that come along with the production of its products.

On May 24, 2011, the Company entered into a non-exclusive license agreement (the “Sorbco Non-Exclusive License Agreement”) with Plant Sorb LLC (“Sorbco”) pursuant to which the Company has the non-exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with certain Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The Sorbco Non-Exclusive License Agreement had an initial term commencing on the date of the Sorbco Non-Exclusive License Agreement and ending on May 31, 2011, and continues on a month-to-month basis thereafter unless terminated by either party on not less than thirty (30) days’ notice prior to the end of the initial term or any month-to-month extension.  On July 13, 2011, the Company entered into an exclusive license and distribution agreement (the “Sorbco Exclusive License Agreement” and together with the Sorbco Non-Exclusive License Agreement the “Sorbco Agreement”) with Sorbco pursuant to which the Company has the exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The Sorbco Exclusive License Agreement shall have an initial term ending on July 13, 2012, and shall continue on successive one-year terms thereafter unless terminated by either party for cause.  For purposes of the Sorbco Exclusive  License Agreement, “cause”  is defined as the Company not exceeding a threshold of five hundred thousand dollars ($500,000.00) of retail revenues through sales of Sorbco products during the initial term of the Sorbco Exclusive  License Agreement.

On September 20, 2011 , the Company and Shogun entered into a non-exclusive sales distributor agreement, pursuant to which Shogun granted Vanity a non-exclusive right to distribute or sell Shogun’s products in the United States for a period of 12 months from the date of the Agreement.  .

The Company proceeded to leverage this business model going forward by creating a short form direct response TV spot for the Sorbco products as well as establishing an online ecommerce presence with www.buyplantsorbnow.com, as well as media tested driving traffic to its stand-alone web property in an effort to generate sales for the Sorbco products and Shogun products at www.thereisaaproductforthat.com.The Company’s goal in using the direct response TV spotwas if the media tests were successful, the Company would roll-out additional direct TV spots and leverage retail distributors to drive the Company’s products thru mainstream retail channels as well as traditional direct response outlets.  At the end of 2011, after evaluating the media tests, management determined that it would not be profitable or beneficial for the Company to pursue this business model for the Sorbco products past the initial testing phase.

Beginning in 2012, management decided to evolve its business strategy from a licensing and marketing company to an e-commerce transactional business where the Company’s management felt it had the relevant core competency and experience to successfully build value for the Company’s shareholders.

On February 29, 2012, the Company entered into a domain name assignment agreement with Greg Pippo, the Company’s chief financial officer (the “Assignor”), pursuant to which the Assignor assigned all of his  rights, title and interest and goodwill in or associated with the domain names www.buyborroworsell.com and www.buyborroworsell.net (the “Domain Names”), together with any unregistered or registered trademarks, service marks, copyrights or other intellectual property or property rights based on or in any way related to the Domain Names.  In consideration for the assignment of the Domain Names, the Corporation agreed to pay the Assignor $2,500 for the fees and expenses related to the Domain Names incurred by the Assignor to date.

On April 4, 2012, the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s chief financial officer (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Aegis Domain Names”) along with any information or materials proprietary to the Seller that relate to the  business or affairs associated with the Aegis Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”)).  In consideration for the purchase of the Assets, the Company agreed issue Seller 1,000,000 shares of Company’s common stock.

Simultaneously with the execution of the Aegis Agreement, on April 4, 2012, the parties entered into an option agreement, pursuant to which Seller shall have the option to purchase the Assets and all enhancements to the Assets from the Company in consideration for (i) an amount in cash equal to the net proceeds used by the Company  for the enhancement of the Assets on or after April 4, 2012 and (ii) the cancellation of the Shares, beginning on April 4, 2012 and terminating on the 24 month anniversary of April 4, 2012.

The cornerstone of our plan is the development of an online marketplace for many different types of goods.   The Company will be developing innovative transactional e-commerce sites through a variety of different web properties. In these challenging economic times, we believe that consumers need access to many different types of goods leveraging the economies that come with shared consumption, along with a convenient and user friendly way to sell or monetize the goods that they currently own.

Our web properties will house several stand-alone sites specifically addressing areas management has identified as attractive in the world of fractional ownership. What that in turn means is that the consumer will not own the goods unless they are purchased outright, instead they will enjoy the use of them through the access that their membership fees allow. The Company plans to offer strong mobile applications to support these sites, as well as leveraging both social and traditional media to build consumer awareness.

Management plans on developing an engaging community experience filled with user feedback and industry specific content will further enhance the attractiveness of each stand-alone site.  At this time these sites are in the planning and development stages. The stand-alone sites that the company plans to launch are WatchLender.com, ToysLender.com, SneakerLender.com, Shoelender.com, ElectronicsLender.com and CoutureLender.com. The company plans to work closely with outsourced third party developers to build out these web and mobile platforms during the first half of 2012.

Recent Developments

On June 30, 2011 the Company, Shogun, Mr. Knapp, Roxanne Knapp (“Mrs. Knapp”) and the Shareholders entered into a rescission agreement (the “Rescission Agreement”) pursuant to which, upon closing (the “Closing Date”), the Exchange Agreement will be rescinded any and all obligations of any party arising from such Exchange Agreement, shall, in all respects, be deemed to be null and void and of no further force and effect (the “Rescission”).  Furthermore, upon closing, no party to the Exchange Agreement shall have any further obligations of any nature whatsoever with respect to the other parties pursuant to or arising from the Exchange Agreement. On July 26, 2011, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into the Rescission Agreement of the Exchange Agreement for the purpose of rescinding the transactions contemplated by the Exchange Agreement, and upon closing , the Exchange Agreement will be rescinded and all obligations of any party arising from such Exchange Agreement, shall, in all respects, be deemed to be null and void and of no further force and effect.  Following the closing of the Rescission, no party to the Exchange Agreement shall have any further obligations of any nature whatsoever with respect to the other parties pursuant to or arising from the Exchange Agreement. The closing of the transactions contemplated by the Rescission Agreement took place on September 20, 2011. The rescission has been accounted for as a spin-off of Shogun by Vanity.

On September 30, 2011, the Board of Directors and a majority of the voting capital stock of the Company took action by written consent pursuant to Section 228 of the Delaware General Corporation Law authorizing the Company to amend its Certificate of Incorporation, as amended, to (1) effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $.001 per share (the "Common Stock") at the ratio of 300-for-1 (the “Reverse Stock Split”), and (2) increase the number of authorized shares of Common Stock of the Company from 350,000,000 shares to 500,000,000 shares (the “Authorized Capital Change” and collectively with the Reverse Stock Split, the “Corporate Actions”). The Authorized Capital Change became effective on November 18, 2011.  The reverse stock split became effective on February 10, 2012. Unless otherwise stated, all share and per share amounts in these financial statements have been retroactively restated to reflect the effects of the reverse stock split.

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

Results of Operations

Year ended December 31, 2011 as compared to the Year ended December 31, 2010

The results of operations for the corresponding 2011 and 2010 periods include Shogun’s operations through September 20, 2011, the date of closing on the Rescission. All of the revenue reported resulted from Shogun’s operations. Comparisons between the comparable periods are not necessarily indicative of our future operations.

Net sales were $95,039 for the year ended December 31, 2011 compared to net sales of $307,816 for the comparable 2010 period, a decrease of $212,777, or 69%. The principal reason for the decrease in sales in 2011 is directly related to a lack of working capital to adequately promote our products and develop new sales accounts and to the record cold, and blizzard conditions in the Midwest during the winter of 2010-2011 and to the Shogun rescission on September 20, 2011.

We generated a gross profit of $52,585, or 55%, during the year ended December 31, 2011. For the comparable 2010 period, we generated a gross profit of $199,064, or 65%.

Operating expense:

Selling expense was $106,198 for the year ended December 31, 2011, as compared to $328,887 for the year ended December 31, 2010, a decrease of $222,689, or 68%. The decrease resulted from decreases in advertising and promotion of approximately $139,000, salaries and benefits of approximately $45,000 and travel expense of approximately $33,000. The principal reason for the decrease is directly related to a lack of working capital for promotional activities and to the Shogun rescission on September 20, 2011.

General and administrative expense for the year ended December 31, 2011 was $742,230, as compared to $401,441 for the year ended December 31, 2010, an increase of $340,789, or 85%. General and administrative expense consists primarily of payroll, professional fees and rent. Professional fees increased by approximately $306,000 and rent and other expenses increased by approximately $34,000 such increases being related to the inclusion of Vanity operations in 2011, through September 20, 2011.

Other income (expense):

We had income from the gain on the change in the fair value of our derivative liabilities of $4,861,802 during the year ended December 31, 2011, with no comparable item in the comparable 2010 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 6 to the financial statements for further discussion of our derivative liabilities.

We reported interest expense of $3,742,065 during the year ended December 31, 2011 as compared with interest expense of $13,567 during the year ended December 31, 2010. Interest expense during the 2011 period consists primarily of the expense associated with the derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt. This amount was approximately $3,060,000. The balance of the expense relates to the amortization of debt discount and interest accrued on the debt.

We reported a gain on conversion of debt of $6,811 during the year ended December 31, 2011, with no comparable item in the 2010 period. The gain results from the difference between the carrying amount of the liabilities extinguished and the fair value of the common stock issued in the conversion.

Net income (loss):

We reported net income of $330,705 during the year ended December 31, 2011 and a net loss of $544,831 during the year ended December 31, 2010, resulting from the components described above.

Liquidity and Capital Resources

As of December 31, 2011 we had a working capital deficit of $1,608,308. Subsequent to December 31, 2011 we raised $100,000 in cash proceeds from the sale of a convertible debenture (see below).

Operating Activities - For the year ended December 31, 2011,  net cash used in operating activities was $443,207, primarily attributable to a loss of $849,111 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $379,438. Net cash used in operating activities for the year ended December 31, 2010 was $441,069, primarily attributable to a loss of $522,896 (after adjusting for non-cash items) and increases in accounts receivable and inventory of $125,229, partially offset by an increase in accounts payable of $217,056.

Investing Activities -   For the years ended December 31, 2011 and 2010, net cash used in investing activities was $1,166 and $15,401, respectively, related to the purchases of furniture and equipment.

Financing Activities - For the years ended December 31, 2011 and 2010, net cash provided by financing activities was $460,403 and $455,172, respectively. Net proceeds from loans obtained through bank, related parties and others were $422,875 and $333,849 during 2011 and 2010, respectively. During 2011 we repaid a bank overdraft of $4,273 and made other repayments of debt aggregating $33,199. During 2010 we made repayments of debt of $177,808. During 2010 we made advances to a related party of $50,968 and received $432,700 from the sale of Shogun common stock. We incurred merger transactions costs of $100,015 during 2010.

Our continuation as a going concern for a period longer than the current fiscal year is dependent upon our ability to obtain necessary additional funds to continue operations and expansion of our business, to determine the existence, discovery and successful exploitation of potential revenue sources that will be financed primarily through available working capital, the sales of securities and convertible debt, issuance of notes payable other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

On April 6, 2011, the Company entered into a Securities Purchase Agreement with IIG Management LLC , an accredited investor (the “April 2011 Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $135,000 (the “April 2011Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “April 2011Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the April 2011Maturity Date. The April 2011Investor may convert, at any time, the outstanding principal and accrued interest on the April 2011Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the common stock during the ten (10) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, the Investor received a warrant to purchase 100,000 shares of the Company’s Common Stock (the “April 2011 Warrant”).   The April 2011 Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $1.35 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on April 5, 2011. The April 2011Investor may exercise the April 2011Warrant on a cashless basis if the shares of common stock underlying the April 2011Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the April 2011Investor exercises the April 2011Warrant on a cashless basis, then we will not receive any proceeds.

On May 10, 2011, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC , an accredited investor (the “May 2011 Investor”), providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of up to $50,000 (the “May 2011 Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “May 2011 Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the May 2011 Maturity Date. The May 2011 Investor may convert, at any time, the outstanding principal and accrued interest on the May 2011 Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the common stock during the ten (10) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, the Investor received a warrant to purchase 55,556 shares of the Company’s Common Stock (the “May 2011Warrant”). The May 2011 Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.90 per share, the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on May 9, 2011. The May 2011Investor may exercise the May 2011Warrant on a cashless basis if the shares of common stock underlying the May 2011Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the May 2011Investor exercises the May 2011Warrant on a cashless basis, then we will not receive any proceeds.

On June 13, 2011, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC , an accredited investor (the “June 2011 Investor”), providing for the sale by the Company to the June 2011 Investor of a 10% convertible debenture in the principal amount of up to $50,000 (the “June 2011 Debenture”). The June 2011 Debenture matures on the first anniversary of the date of issuance (the “June 2011 Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the June 2011 Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the June 2011 Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the common stock during the five (5) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, the Investor received a warrant to purchase 111,111 shares of the Company’s Common Stock (the “June 2011 Warrant”). The June 2011 Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.45 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on June 12, 2011. The Investor may exercise the June 2011 Warrant on a cashless basis if the shares of common stock underlying the June 2011 Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the June 2011 Investor exercises the June 2011 Warrant on a cashless basis, then we will not receive any proceeds.

On July 13, 2011, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Thalia Woods Management, Inc. , an accredited investor (the “July 13 Investor”), pursuant to which the Investor purchased 75,000 shares of our series B convertible preferred stock (the “Series B Preferred Stock”) for an aggregate purchase price of $75,000.  Each share of Series B Preferred Stock shall be entitled to 1,000 pre-reverse split votes per share which voting right shall be non-dilutive for a period of one year from the date of issuance.  The Series B Preferred Stock pays dividends of 10% per year, payable quarterly in arrears beginning on the one year anniversary of the date of issuance, at the Company’s option, in cash or in additional shares of the Company’s common stock.

Each share of Series B Preferred Stock has a stated value equal to $1.00 per share and is initially convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.60 per share or an aggregate of 125,000 shares of the Company’s common stock.  The conversion price of the Series B Preferred Stock is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. The conversion feature of the preferred stock has been adjusted due to the subsequent issuance of debt. As a result, the conversion price is now $0.30 per share or an aggregate of 250,000 shares of the Company’s common stock.

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

On October 6, 2011, the Company entered into a securities purchase agreement with Greystone, providing for the sale by the Company to the Investor of a 10% convertible debenture in the principal amount of $50,000 (the “October 2011 Debenture”). The October 2011 Debenture matures on the first anniversary of the date of issuance (the “October 2011 Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the October 2011 Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the October 2011  Debenture into shares of the Company’s common stockat a conversion price per share equal to $0.001 per share (the “Conversion Price”). The Conversion Price will not be adjusted for stock splits, stock dividends, recapitalizations and the like. In connection with the Agreement, Greystone received a warrant to purchase 166,667 shares of the Company’s Common Stock (the “October 2011 Warrant”). The October 2011 Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.60, the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on October 6, 2011. Greystone may exercise the Warrant on a cashless basis if the shares of common stock underlying the October 2011 Warrant are not then registered pursuant to an effective registration statement. In the event Greystone exercises the October 2011 Warrant on a cashless basis, then we will not receive any proceeds. The exercise price of the October 2011 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

As a result of the October 6, 2011 purchase agreement, the exercise price of the warrants issued with the April, May and June 2011 financings will be reduced to $0.30 and the aggregate number of warrants issued with the April, May and June 2011 financings has been increased to 783,333. The conversion price of the preferred shares sold in July of 2011 has also been reduced to $0.30.

On November 10, 2011, the Company entered into a securities purchase agreement with Greystone, providing for the sale by the Company to Greystone of a 10% convertible debenture in the principal amount of $50,000 (the “November 2011 Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “November 2011 Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the November 2011 Maturity Date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stockat a conversion price per share equal to $0.001 per share (the “November 2011 Conversion Price”). The November 2011 Conversion Price will not be adjusted for stock splits, stock dividends, recapitalizations and the like. In connection with the agreement, Greystone received a warrant to purchase 166,667 shares of the Company’s common stock (the “November 2011 Warrant”). The November 2011 Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.60. The Investor may exercise the Warrant on a cashless basis if the shares of common stock underlying the November 2011 Warrant are not then registered pursuant to an effective registration statement. In the event the Investor exercises the November 2011 Warrant on a cashless basis, then we will not receive any proceeds. The exercise price of the November 2011 Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Greystone Capital Partners LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 8% convertible debenture in the principal amount of up to $100,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable semi-annually and on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to the lesser of (i) a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (the “Conversion Price”).

With the exception of the shares that the Company is obligated to issue to previous investors, for as long as the Debenture is outstanding, the Conversion Price of the Debenture shall be subject to adjustment for issuances of Common Stock or securities convertible into common stock or exercisable for shares of Common Stock at a purchase price of less than the then-effective Conversion Price, on any unconverted amounts, such that the then applicable Conversion Price shall be adjusted using full-ratchet anti-dilution on such new issuances subject, to customary carve outs, including restricted shares granted to officers, and directors and consultants.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The full text of our audited consolidated financial statements as of December 31, 2011 and 2010, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 14, 2011, the board of directors of the Company dismissed RBSM LLP (“RBSM”) as the independent auditors for the Company and its subsidiaries.

RBSM’s report on the Company's financial statements for the fiscal years ended December 31, 2010 and 2009 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Other than such statement, no report of  RBSM on the financial statements of the Company for either of the past two years and through July 14, 2011 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and through July 14, 2011: (i) there have been no disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RBSM, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) RBSM did not advise the Company of any of the events requiring reporting under Item 304(a)(1) of Regulation S-K.

The Company provided to RBSM  the disclosure contained herein and requested RBSM to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company herein and, if not, stating the respects in which it does not agree. A copy of such letter is attached hereto as Exhibit 16.1 and incorporated herein by reference.

On July 14, 2011, the board of directors of the Company ratified and approved the Company's engagement of Kabani & Company, Inc. (“Kabani”) as independent auditors for the Company and its subsidiaries.

During the years ended December 31, 2011 and 2010 and through July 14, 2011, neither the Company nor anyone on its behalf consulted Kabani regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer  as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

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

With the participation of our Interim Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Limitations on Effectiveness of Controls and Procedures

Our management, including our interim chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

   PART III

 ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The names, ages and positions of our directors and executive officers as of April 9, 2012, are as follows:

Name	Age	Position
Lloyd Lapidus	41	Interim Chief Executive Officer, Principal Executive Officer and Director
Gregory Pippo	42	Chief Financial Officer, Principal Financial Officer and Director
Scott Weiselberg	41	Director
Michael Brodsky	41	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Lloyd Lapidus – Chairman of the Board of Directors and Interim Chief Executive Officer.   Mr. Lapidus has been chairman and interim chief executive officer of the Company since April 6, 2011.  Mr. Lapidus has been chief executive officer and director of Clicker, Inc., a publicly traded company since March 2011(CLKZ.PK) Mr. Lapidus was a founder of Avelle (also known as Bag Borrow or Steal, Inc.). During the last five years, Mr. Lapidus has been a consultant to various private companies, including businesses involved with fashion, e-commerce, direct response media, social media, online marketing, call center management and corporate reorganization. Prior to founding Bag Borrow or Steal, he was a principle in a direct response firm that specialized in online direct sales and marketing. Previous to that, he co-founded and ran a marketing firm that focused primarily on direct response television products and services. In late 1990's, he was one of the founders of the nation's first national prepaid wireless company. That company was subsequently sold to a public telecom company. He started his career in a family business, successfully pioneering new channels of sales and distribution for the company. Lloyd earned his Bachelor of Arts degree from American University in Washington, D.C.   The Company believes Mr. Lapidus’s   prior experience in operating public and private enterprises gives him the qualifications and skill to serve as a director.

Gregory Pippo – Chief Financial Officer and Director.   Mr. Pippo has been director of the Company since April 6, 2011. Greg Pippo is both an attorney and entrepreneur with a strong background in finance and a proven track record in online retail and direct marketing.  Greg is currently the President and COO of Sorbco, a start up consumer product company.  Prior to Sorbco, Greg co-founded Avelle, aka Bag Borrow or Steal (www.bagborroworsteal.com), a website that pioneered online rentals of luxury goods.  Before co-founding Bag Borrow or Steal, he served as an equity trader/manager at New York-based Opus Trading and spent several years as a financial analyst/commodities options trader for ED & F Man, overseeing sugar, cotton and silver trading. For two years following law school, Greg practiced appellate defense law for Torto and Waterman, P.C. in New York. He received his Bachelor of Arts degree from Binghamton University, and his J.D. degree from Benjamin N. Cardozo School of Law in New York. The Company believes Mr. Pippo’s   entrepreneurial experience and legal background gives him the qualifications and skill to serve as a director.

Scott Weiselberg – Director.  Mr. Weiselberg has been director of the Company since February 15, 2012. Mr. Weiselberg has been a shareholder of the Kopelowitz Ostrow Firm, P.A., a law firm based in Fort Lauderdale, Florida since 2007 and a partner since March 2003.  Mr. Weiselberg is a member of the Florida Bar, United States District Court for the Southern District of Florida, the Broward County Bar Association, American Bar Association, and serves as a member on several Florida Bar committees including, but not limited to, the Florida Bar's Grievance Committee in Broward County.  Mr. Weiselberg received his Bachelor of Science and Business Administration from the University of Georgia in 1992 and Juris Doctorate from Nova Southeastern University in 1997. The Company believes Mr. Weiselberg’s    legal background gives him the qualifications and skill to serve as a director.

Michael Brodsky – Director.  Mr. Brodsky has been director of the Company since February 27, 2012. Mr. Brodsky has served as president of Thalia Woods Management, Inc., a company that makes direct investments in public and private companies,  since June 2009.  From April 2004 to June 2009, Mr. Brodsky served as president and chief executive officer of Venture Investment Group, a company that makes direct investments in public and private companies.  From February 2007 to May 2008, Mr. Brodsky served as manager in charge of worldwide logistics at Resnick Supermarket Equipment Corp. The Company believes Mr. Brodsky’s   experience as an investor in public and private companies gives him the qualifications and skill to serve as a director.

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

Legal Proceedings

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2011, all officers, directors and 10% stockholders were late in their filings.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth, for the fiscal years ended December 31, 2011 and 2010, the compensation earned by each person acting as our Chief Executive Officer and our next two most highly compensated executive officers whose total annual compensation exceeded $100,000 in 2011 (together, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal		Salary	Bonus	Stock Awards	Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Lloyd Lapidus
Interim Chief Executive Officer (1)	2011	$61,000	-	-	-	-	-	-	61,000

Shawn Knapp	2011	$15,000	-	-	-	-	-	-	15,000
Former Chief Executive Officer (2)	2010	$120,000	-	-	-	-	-	-	$120,000

Steven Y. Moskowitz,	2010	-	-	-	-	-	-	-	-
Former Chief Executive Officer (3)

Samuel Wolf,	2010	$42,692	-	-	-	-	-	-	$42,692
Former Chief Executive Officer (4)

(1) Mr. Lapidus was appointed interim CEO of the Company on April 6, 2011.
(2) Mr. Knapp was appointed CEO of the Company on December 31, 2010 and resigned on April 6, 2011.
(3) Mr. Moskowitz resigned as CEO of Vanity in May 2010.
(4) Mr. Wolf was appointed CEO in May 2010 and resigned as CEO on December 31, 2010. The Company has accrued the amounts owed to Mr. Wolf during 2010.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2011.

Employment Agreements

On July 15, 2011, the Company entered into an employment agreement (the “Pippo Agreement”) with Gregory Pippo to serve as Chief Financial Officer.  The Agreement has an initial term of one year. The base salary under the Agreement is a monthly net salary of $2,500.  The Company agreed to pay all associated income taxes applicable to Mr. Pippo in connection with his employment. Mr. Pippo is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

The Pippo Agreement provides for termination of an executive’s employment without any further obligation on our part upon the death or disability of the executive or for cause. In the event that an executive’s employment is terminated without cause or for good reason, we are obligated to pay such executive his base salary for six (6) months beyond the termination date in accordance with our normal payroll practices. Termination for “cause” means termination as a result of (a) a conviction of or plea of guilty or nolo contendere by employee to a felony, or any crime involving fraud or embezzlement; (b) the refusal by employee to perform his material duties and obligations hereunder; (c) employee’s willful and intentional misconduct in the performance of his material duties and obligations; or (d) if employee or any member of his family makes any personal profit arising out of or in connection with a transaction to which employer is a party or with which it is associated without making disclosure to and obtaining the prior written consent of the Company. “Good Reason” means ((i) any reduction in his then-current Salary; (ii) any material failure to timely grant, or timely honor, any equity or long-term incentive award; (iii) failure to pay or provide required compensation and benefits; (iv) any failure to appoint, elect or reelect him to the position of Chief Financial Officer of the Company; the removal of him from such position; or any changes in the reporting structure so that Employee reports to someone other than the Board; (v) any material diminution in his title or duties or the assignment to him of duties not customarily associated with Employee’s position as Chief Financial Officer of the Company; (vi) the failure of Company to obtain the assumption in writing of its obligation to perform the Employment Agreement by any successor to all or substantially all of the assets of the Company or upon a merger, consolidation, sale or similar transaction of the Company or; (vii) the voluntary or involuntary dissolution of the Company, the filing of a petition in bankruptcy by the Company or upon an assignment for the benefit of creditors of the assets of the Company.

On October 12, 2011, the Company and Gregory Pippo, entered into an addendum to his employment agreement, dated July 15, 2011 pursuant to which Mr. Pippo’s monthly net salary has been changed to $4,000 per month with the same payment of all associated income taxes applicable to Mr. Pippo’s wages as set forth in the Pippo Agreement.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2011 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Ronald Cosman	$--	$650	--	--	--	--	$650
Nick Morf	$--	$--	--	--	--	--	$--

 On August 31, 2011, the Board of Directors of the Company authorized the issuance of 833 shares of the Company’s common stock to Ronald Cosman as compensation for services rendered as a director of the Company during 2010.  The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth information regarding the beneficial ownership of our common stock as of April 9, 2012 and as adjusted to reflect the sale of our common stock offered by this prospectus, by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Lloyd Lapidus	0	*
Gregory Pippo (3)	1,000,000	63.71%
Scott Weiselberg	0	*
Michael Brodsky (4)	250,000	13.74%
All Executive Officers and Directors as a group (4 people)	1,250,000	68.69%

5% Shareholders
Thalia Woods Management, Inc. (4) 560 People Plaza #325-F Newark, Delaware 19702	250,000	13.74%

Aegis Worldwide, LLC (3) 30 Waterside Plaza, #36K New York, NY 10010	1,000,000	63.71%

Cortell Communications, Inc. 1 Wellington Drive Stamford, CT 06903	250,000	15.93%

(*) - Less than 1%.
(1)	Except as otherwise set forth herein, the address of each beneficial owner is c/o Vanity Events Holding, Inc., 1111 Kane Concourse, Suite 304, Bay Harbor Islands, FL 33154.
(2)
Applicable percentage ownership is based on 1,569,693 shares of common stock outstanding as of April 9, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of April 9, 2012, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of April 9, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Gregory Pippo has sole voting and dispositive power over the shares held by Aegis Worldwide, LLC.
(4)
Each share of Series B Preferred Stock held by Thalia Woods Management, Inc. is entitled to 1,000 votes per share which voting right shall be non-dilutive for a period of one year from the date of issuance and is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.30 per share or an aggregate of 250,000 shares of the Company’s common stock.   Michael Brodsky has sole voting and dispositive power over the shares held by Thalia Woods Management, Inc.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Domain Name Assignment Agreement

On February 29, 2012, the Company entered into a domain name assignment agreement with Greg Pippo, the Company’s chief financial officer (the “Assignor”), pursuant to which the Assignor assigned all of his  rights, title and interest and goodwill in or associated with the domain names www.buyborroworsell.com and www.buyborroworsell.net (the “Domain Names”), together with any unregistered or registered trademarks, service marks, copyrights or other intellectual property or property rights based on or in any way related to the Domain Names.  In consideration for the assignment of the Domain Names, the Corporation agreed to pay the Assignor $2,500 for the fees and expenses related to the Domain Names incurred by the Assignor to date.

Asset Purchase Agreement with Aegis Worldwide, LLC

On April 4, 2012  (the “Closing Date”), the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s chief financial officer (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Aegis Domain Names”) along with any information or materials proprietary to the Seller that relate to the  business or affairs associated with the Aegis Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”)).  In consideration for the purchase of the Assets, the Company agreed issue Seller 1,000,000 shares of Company’s common stock.

Simultaneously with the execution of the Aegis Agreement, on April 4, 2012, the parties entered into an option agreement, pursuant to which Seller shall have the option to purchase the Assets and all enhancements to the Assets from the Company in consideration for (i) an amount in cash equal to the net proceeds used by the Company  for the enhancement of the Assets on or after the Closing Date and (ii) the cancellation of the Shares, beginning on Closing Date and terminating on the 24 month anniversary of the Closing Date.

Director Independence

Two of our directors, Scott Weiselberg and Michael Brodsky, are independent directors, using the Nasdaq definition of independence.

 ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed to us by Kabani & Company, Inc. and RBSM LLP, our principal accountants for professional services rendered during the years ended December 31, 2011 and 2010, respectively, in connection with their respective audits of our December 31, 2011 and 2010 consolidated financial statements and reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services as audit fees, audit-related fees, tax fees and all other fees are set forth in the table below:

Fee Category	Year ended December 31, 2011	Year ended December 31, 2010

Audit fees (1)	$165,575	$125,541
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total fees	$165,575	$125,541

(1) Audit fees consist of fees incurred for professional services rendered for the audits of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

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

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1
Share Exchange Agreement dated April 3, 2008 by and among Map V Acquisition, Inc., Vanity Holding Group, Inc. and each of the shareholders of Vanity Holding Group, Inc. (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on April 3, 2008.)

2.2
Share Exchange Agreement, dated December 31, 2010, by and among Vanity Event Holdings, Inc., Shogun Energy, Inc., the principal shareholder of Shogun Energy, Inc. and the other shareholders of Shogun Energy Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

2.3
Rescission of the Share Exchange Agreement, dated June 30, 2011, by and among Vanity Events Holding, Inc., Shogun Energy, Inc., Shawn Knapp, Roxanne Knapp and the other shareholders of Vanity set forth on Exhibit A thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2011 and incorporated herein by reference)

2.4
Asset Purchase Agreement, dated April 4, 2012, by and between Vanity Events Holding, Inc. and Aegis Worldwide LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2012 and incorporated herein by reference)

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s report on Form 10-SB, as filed with the Securities Exchange Commission on March 26, 2007).
3.2	Bylaws (Incorporated by reference to the Company’s report on Form 10-SB, as filed with the Securities Exchange Commission on March 26, 2007).
3.3
Certificate of Designation for the Company’s Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference)

3.4
Certificate of Designation for the Company’s Series B Convertible Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011 and incorporated herein by reference)

3.5	Certificate of Amendment to the Certificate of Incorporation, dated November 18, 2011*
4.1	Form of Convertible Debenture, issued July 29, 2010 (Incorporated by reference to the Company's current report on Form 8-K/A, as filed with the Securities Exchange Commission on November 12, 2010.)
4.2	Form of Convertible Debenture, issued November 9, 2010 (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on November 16, 2010.)
4.3
Form of Amended and Restated Convertible Debenture issued November 9, 2010. (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on November 16, 2010.)

4.4	Convertible Debenture dated April 6, 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2011 and incorporated herein by reference)
4.5
Warrant to purchase 30,000,000 shares of common stock, dated April 6, 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2011 and incorporated herein by reference)

4.6	Convertible Debenture dated May 10, 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2011 and incorporated herein by reference)
4.7
Warrant to purchase 16,666,667 shares of common stock of the Company, dated May 10, 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2011 and incorporated herein by reference)

4.8	Convertible Debenture dated June 13, 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011 and incorporated herein by reference)
4.9
Warrant to purchase 33,333,333 shares of common stock of the Company, dated June 13, 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011 and incorporated herein by reference).

4.10	Convertible Debenture dated October 6, 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011 and incorporated herein by reference).
4.11
Warrant to purchase 50,000,000 shares of common stock of the Company, dated October 6, 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011 and incorporated herein by reference).

4.12	Convertible Debenture dated November 10, 2011 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2011 and incorporated herein by reference).
4.13
Warrant to purchase 50,000,000 shares of common stock of the Company, dated November 10, 2011 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2011 and incorporated herein by reference).

4.14	Convertible Debenture dated March 21, 2012*
10.1	Stock Purchase Agreement (Incorporated by reference to the Company's current report on Form 8-K, as filed with the Securities Exchange Commission on January 3, 2008.)
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

10.5
Securities Purchase Agreement, dated as of April 6, 2011, by and between Vanity Events Holding, Inc. and IIG Management LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 13, 2011 and incorporated herein by reference)

10.6
Securities Purchase Agreement, dated as of May 10, 2011, by and between Vanity Events Holding, Inc. and Greystone Capital Partners LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2011 and incorporated herein by reference)

10.7
License Agreement, dated May 24, 2011, by and between Vanity Events Holding, Inc. and Planet Sorb LLC filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2011 and incorporated herein by reference).

10.8
Securities Purchase Agreement, dated as of June 13, 2011, by and between Vanity Events Holding, Inc. and Greystone Capital Partners LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2011 and incorporated herein by reference).

10.9
Securities Purchase Agreement, dated as of July 13, 2011, by and between Vanity Events Holding, Inc. and Thalia Woods Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011 and

10.10
License and Distribution Agreement, dated July 13, 2011, by and between Vanity Events Holding, Inc. and Plant Sorb LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011 and incorporated herein by reference).incorporated herein by reference).

10.10
Employment Agreement, dated July 14, 2011, by and between Vanity Events Holding, Inc. and Gregory Pippo (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2011 and incorporated herein by reference).

10.11
Termination Agreement, dated September 19, 2011, by and between Shawn Knapp, IIG Management LLC, Greystone Capital Partners LLC and Vanity Events Holding, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2011 and incorporated herein by reference).

10.12
Non-Exclusive Sales Distributor Agreement, dated September 20, 2011, by and between Shogun Energy, Inc. and Vanity Events Holding, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2011 and incorporated herein by reference).

10.13
Consulting Agreement, dated September 20, 2011, by and between Shawn Knapp and Vanity Events Holding, Inc. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2011 and incorporated herein by reference).

10.14
Securities Purchase Agreement, dated as of October 6, 2011, by and between Vanity Events Holding, Inc. and Greystone Capital Partners LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011 and incorporated herein by reference).

10.15
Addendum to the Employment Agreement dated July 15, 2011 by and between Vanity Events Holding, Inc. and Gregory Pippo, dated October 12, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011 and incorporated herein by reference).

10.16
Securities Purchase Agreement, dated as of November 10, 2011, by and between Vanity Events Holding, Inc. and Greystone Capital Partners LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2011 and incorporated herein by reference).

10.17
Domain Name Assignment Agreement, dated February 29, 2012, by and between Vanity Events Holding, Inc. and Greg Pippo (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2012 and incorporated herein by reference).

10.18	Securities Purchase Agreement, dated as of March 21, 2012, by and between Vanity Events Holding, Inc. and Greystone Capital Partners LLC*
10.19
Option Agreement, dated April 4, 2012, by and between Vanity Events Holding, Inc. and Aegis Worldwide, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2012 and incorporated herein by reference).

10.20
Consulting Agreement, dated March 29, 2012, by and between Vanity Events Holding, Inc. and Cortell Communications, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2012 and incorporated herein by reference).

16.1	Letter from RBSM LLP, dated July 18, 2011 filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2011 and incorporated herein by reference)
21.1	List of Subsidiaries*
31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*
EX-101.INS	XBRL INSTANCE DOCUMENT**
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

**       The XBRL related information in Exhibit 101 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Filed Herewith*

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANITY EVENTS HOLDING, INC.

Date: April 16, 2012	By:	/s/ Lloyd Lapidus
Name: Lloyd Lapidus
Title: Chairman and Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Lloyd Lapidus
Lloyd Lapidus	Chairman and Interim Chief Executive Officer (Principal Executive Officer)	April 16, 2012

/s/ Gregory Pippo
Gregory Pippo	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 16, 2012

/s/ Scott Weiselberg
Scott Weiselberg	Director	April 16, 2012

/s/ Michael Brodsky
Michael Brodsky	Director	April 16, 2012

VANITY EVENTS HOLDING, INC.
 INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F2 to F-3
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010	F-6
Consolidated Statements of Changes in Stockholders' Deficit for the years ended December 31, 2011 and 2010	F-7
Notes to Consolidated Financial Statements	F-8 to F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vanity Events Holding, Inc.

We have audited the accompanying consolidated balance sheet of Vanity Events Holding, Inc. (the “Company”) as of December 31, 2011, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanity Events Holdings, Inc. as of December 31, 2011, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $1,608,308 as of December 31, 2011. As more fully described in Note 1 to the consolidated  financial statements, the Company has incurred losses since its inception, and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Kabani & Company, Inc.
Certified Public Accountants
Los Angeles, California

April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vanity Events Holding, Inc.

We have audited the accompanying consolidated balance sheet of Vanity Events Holding, Inc. and Subsidiaries (the “Company”), as of December 31, 2010, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanity Events Holdings, Inc. and Subsidiaries as of December 31, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP
New York, New York
April 15, 2011

VANITY EVENTS HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$16,324	$294
Accounts receivable, net of allowance for doubtful accounts
of $0 and $11,185, respectively	-	9,034
Inventories	-	112,195
Other current assets	-	10,184
Receivable from related party	-	58,080
Total current assets	16,324	189,787

Property and equipment, net	-	78,563

Total assets	$16,324	$268,350

Liabilities and Stockholders' Deficiency

Current liabilities:
Cash overdraft	$-	$17,414
Accounts payable and accrued expenses	365,501	472,504
Notes payable - bank, current portion	-	130,057
Notes payable - other, net of discount of $133,093 and $132,877, respectively	563,282	137,123
Notes payable - related parties	-	252,771
Accrued payroll liabilities and sales tax liabilities	305,544	287,366
Other liabilities	37,169	40,819
Derivative liabilities	353,136	1,551,289
Total current liabilities	1,624,632	2,889,343

Stockholders' deficiency:

Preferred stock, Series A, authorized 50,000,000 shares, $0.001 par value,
0 and 500,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	-	500
Preferred stock, Series B 10% Convertible, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding at December 31, 2011	75	-
Common stock authorized 500,000,000 shares, $0.001 par value,
269,596 and 216,633 shares issued and outstanding at December 31, 2011 and 2010, respectively	270	217
Additional paid in capital	156,752	472,850
Accumulated deficit	(1,765,405)	(3,094,560)
Total stockholders' deficit	(1,608,308)	(2,620,993)

Total liabilities and stockholders' deficiency	$16,324	$268,350

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Years Ended December 31,
	2011	2010

Revenues*	$95,039	$307,816
Cost of goods sold*	42,454	108,752

Gross profit	52,585	199,064

Operating expense:
Selling expense*	106,198	328,887
General and administrative expense	742,230	401,441

Total operating expense	848,428	730,328

Loss from operations	(795,843)	(531,264)

Gain on change in fair value of derivative liability	4,861,802	-
Gain on conversion of debt	6,811	-
Interest expense	(3,742,065)	(13,567)

Income (loss) before provision for income taxes	330,705	(544,831)

Provision for income taxes	-	-

Net income (loss)	330,705	(544,831)
Preferred dividend	(41,250)	-

Net income (loss) attributable to common shareholders	$289,455	$(544,831)

Basic and diluted income (loss) per share	$1.21	$(2.51)

Weighted average shares outstanding,
Basic and Diluted	239,906	216,633
*Represents the operations of subsidiary which was spun-off during the year ended December 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

							Additional
	Series A, Preferred Stock		Preferred Stock, Series B 10% Convertible		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, December 31, 2009	-	$-	-	$-	216,633	$217	$783	$(213,998)	$(212,998)

Sale of subsidiary, Shogun's common stock			-	-	-	-	472,567	-	472,567

Series A Preferred stock issued in connection with the shares exchange transacton on December 31, 2010 and effect of recapitalization	500,000	500			-	-	(500)	(2,335,731)	(2,335,731)

Net loss								(544,831)	(544,831)

Balance, December 31, 2010	500,000	500	-	-	216,633	217	472,850	(3,094,560)	(2,620,993)

Issurance of Series B 10% Convertible Preferred Stock for cash			75,000	75	-	-	74,925		75,000

Common Sotck shares issued upon conversion of debt					52,130	52	64,131		64,183

Common stock shares issued for services					833	1	649		650

Conversion feature of preferred stock, deemed dividend							(41,250)		(41,250)

Net income								330,705	330,705

Spinoff of subsidiary	(500,000)	(500.00)			-	-	(414,553)	998,450	583,397

Balance, December 31, 2011	-	$-	75,000	$75	269,596	$270	$156,752	$(1,765,405)	$(1,608,308)

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Years Ended December 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$330,705	$(544,831)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	13,836	10,750
Allowance for doubtful accounts	(3,966)	11,185
Gain on conversion of debt	(6,811)
Common stock issued for services	650
Change in fair value of derivative liability	(4,861,802)	-
Amortization of debt discount	3,678,277	-
Changes in operating assets and liabilities:
Accounts receivable	(21,931)	(18,093)
Inventory	38,213	(107,136)
Other assets	10,184	(10,000)
Accounts payable and other current liabilities	379,438	217,056

Net cash used in operating activities	(443,207)	(441,069)

Cash flows from investing activities:
Cash paid for fixed assets	(1,166)	(15,401)

Net cash used in investing activities	(1,166)	(15,401)

Cash flows from financing activities:
Sale of preferred stock	75,000	-
Sale of subsidiary's common stock	-	432,700
Bank overdraft	(4,273)	17,414
Merger transaction costs	-	(100,015)
Proceeds from notes payable - bank	-	58,065
Repayments of notes payable - bank	(4,102)	(67,008)
Proceeds from notes payable - related parties	51,375	275,784
Repayments of notes payable - related parties	(14,097)	(110,800)
Proceeds from notes payable - other	371,500	-
Repayments of notes payable - other	(15,000)	-
Advances to related party	-	(50,968)

Net cash provided by financing activities	460,403	455,172

Net increase (decrease) in cash	16,030	(1,298)
Cash, beginning of period	294	1,592
Cash, end of period	$16,324	$294

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$6,430	$3,411

Non-cash investing and financing activities:
Note payable issued as payment for accounts payable	$84,775	$-
Note payable converted to common stock	14,900	-
Derivative liability of conversion feature of debt	3,100,439	-
Derivative liability of warrants issued with debt	672,428	-
Acquisition of leasehold improvements settled in Shogun’s common stock, which was exchanged for the Company’s preferred stock in connection with the December 2010 Transaction	-	39,867
Net liabilities assumed in connection with the reverse recapitalization transaction	-	2,198,546

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

COMPANY OVERVIEW

Nature of Operations

VANITY EVENTS HOLDING, INC.  (the “Company” or “Vanity” or “we” or “our”), was organized as a Delaware Corporation on August 25, 2004, and is a holding company with expanding lines of business. Utilizing the acquired trademark of America’s Cleaning Company™, Vanity had established a cleaning company offering a full range of residential and commercial cleaning services as its only operating business until December 2010. In September 2010, the Company was forced to suspend its cleaning services operations due to a lack of available funds. In December 2010, we entered into a share exchange agreement (“Exchange Agreement”) by and among the Company, Shogun Energy, Inc., a South Dakota corporation (“Shogun”), Shawn Knapp, the principal shareholder of Shogun (the “Principal Shareholder”) and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with the Principal Shareholder, the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of the Company’s series A preferred stock (the “Exchange”). Each share of series A preferred stock shall be entitled to 1,604 pre-reverse split votes per share and shall be convertible into 1,604 pre-reverse split shares of the Company’s common stock.  Upon filing an amendment to the Company’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock (the “Amendment”), the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 pre-reverse split shares of the Company’s common stock.  The Exchange Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the Exchange consideration, the process of exchanging the consideration and the effect of the Exchange.   The closing of the transaction took place on December 31, 2010.

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

At December 31, 2011, the Company’s wholly-owned subsidiaries include Vanity Events, Inc.; America’s Cleaning Company; and Vanity Licensing, Inc.

Reverse Merger

December 2010 Transaction

On December 31, 2010, we entered into a share exchange agreement (“Exchange Agreement”) by and among the Company, Shogun Energy, Inc., a South Dakota corporation (“Shogun”), Shawn Knapp, the principal shareholder of Shogun (the “Principal Shareholder”) and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with the Principal Shareholder, the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of the Company’s series A preferred stock (the “Exchange”). Each share of series A preferred stock shall be entitled to 1,604 pre-reverse split votes per share and shall be convertible into 1,604 pre-reverse split shares of the Company’s common stock.  Upon filing an amendment to the Company’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock (the “Amendment”), the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 pre-reverse split shares of the Company’s common stock.  The Exchange Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the Exchange consideration, the process of exchanging the consideration and the effect of the Exchange.   The closing of the transaction took place on December 31, 2010.

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

Vanity assets and liabilities retained at December 31, 2010, subsequent to the transaction, are as follows:

Other current assets	$184
Accounts payable and accrued expenses	(229,218)
Accrued payroll liabilities and sales tax liabilities	(281,100)
Loans and notes payable, net of discount of $132,877	(137,123)
Derivative liability	(1,551,289)
Net liabilities retained	$(2,198,546)

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

Current Operations

Beginning in the second quarter of 2011, management actively engaged in evolving the existing business model of the Company from a sourcing and distribution company to a licensing and marketing company. Management believed that this new business  model would allow the Company to have the ability to capture revenue without many of the associated costs that come along with the production of its products.

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

Sorbco Exclusive License and Distribution Agreement

On July 13, 2011, the Company entered into an exclusive license and distribution agreement (the “Sorbco Agreement”) with Plant Sorb LLC (“Sorbco”) pursuant to which the Company will have the exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The License Agreement shall have an initial term ending on July 13, 2012, and shall continue on successive one-year terms thereafter unless terminated by either party for cause.  For purposes of the Sorbco Agreement, “cause”  is defined as the Company not exceeding a threshold of five hundred thousand dollars ($500,000) of retail revenues through sales of Sorbco products during the initial term of the Sorbco Agreement.

Shogun Distribution Agreement

On September 20, 2011 , the Company and Shogun entered into a non-exclusive sales distributor agreement, pursuant to which Shogun granted Vanity a non-exclusive right to distribute or sell Shogun’s products in the United States for a period of 12 months from the date of the agreement.

The Company proceeded to leverage this business model going forward by creating a short form direct response TV spot for the Sorbco products as well as establishing an online ecommerce presence with www.buyplantsorbnow.com, as well as media tested driving traffic to its stand-alone web property in an effort to generate sales for the Sorbco products and Shogun products at www.thereisaaproductforthat.com. The Company’s goal in using the direct response TV spot was if the media tests were successful, the Company would roll-out additional direct TV spots and leverage retail distributors to drive the Company’s products thru mainstream retail channels as well as traditional direct response outlets.  At the end of 2011, after evaluating the media tests, management determined that it would not be profitable or beneficial for the Company to pursue this business model for the Sorbco products past the initial testing phase.

Beginning in 2012, management decided to evolve its business strategy from a licensing and marketing company to an e-commerce transactional business where the Company’s management felt it had the relevant core competency and experience to successfully build value for the Company’s shareholders.

On February 29, 2012, the Company entered into a domain name assignment agreement with Greg Pippo, the Company’s chief financial officer (the “Assignor”), pursuant to which the Assignor assigned all of his  rights, title and interest and goodwill in or associated with the domain names www.buyborroworsell.com and www.buyborroworsell.net (the “Domain Names”), together with any unregistered or registered trademarks, service marks, copyrights or other intellectual property or property rights based on or in any way related to the Domain Names.

On April 4, 2012, the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Aegis Domain Names”) along with any information or materials proprietary to the Seller that relate to the  business or affairs associated with the Aegis Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets

Simultaneously with the execution of the Aegis Agreement, on April 4, 2012, the parties entered into an option agreement, pursuant to which Seller shall have the option to purchase the Assets and all enhancements to the Assets from the Company in consideration for (i) an amount in cash equal to the net proceeds used by the Company  for the enhancement of the Assets on or after April 4, 2012 and (ii) the cancellation of the Shares, beginning on April 4, 2012 and terminating on the 24 month anniversary of April 4, 2012.

The cornerstone of our plan is the development of an online marketplace for many different types of goods.   The Company will be developing innovative transactional e-commerce sites through a variety of different web properties. In these challenging economic times, we believe that consumers need access to many different types of goods leveraging the economies that come with shared consumption, along with a convenient and user friendly way to sell or monetize the goods that they currently own.

Our web properties will house several stand-alone sites specifically addressing areas management has identified as attractive in the world of fractional ownership. What that in turn means is that the consumer will not own the goods unless they are purchased outright, instead they will enjoy the use of them through the access that their membership fees allow. The Company plans to offer strong mobile applications to support these sites, as well as leveraging both social and traditional media to build consumer awareness.

Management plans on developing an engaging community experience filled with user feedback and industry specific content will further enhance the attractiveness of each stand-alone site.  At this time these sites are in the planning and development stages. The stand-alone sites that the company plans to launch are WatchLender.com, ToysLender.com, SneakerLender.com, Shoelender.com, ElectronicsLender.com and CoutureLender.com. The company plans to work closely with outsourced third party developers to build out these web and mobile platforms during the first half of 2012.

BASIS OF PRESENTATION AND GOING CONCERN

Changes in Basis of Presentation

The 2010 financial information has been recast so that the basis of presentation is consistent with that of the 2011 financial information. This recast reflects the 1-for-300 reverse stock split of the Company’s common stock that became effective on February 10, 2012.

We have realized net income of $330,705 for the year ended December 31, 2011; of this income, $4,861,802 was the result of a net, non-cash gain from the change in value of derivative instruments. As of December 31, 2011 we have negative working capital of $1,608,308 and a stockholders’ deficit of $1,608,308. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at December 31, 2011.

Management has implemented new business plans as described above. Our ability to implement our current business plan and continue as a going concern ultimately is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and to achieve profitable operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

ACCOUNTS RECEIVABLE

We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. At December 31, 2010, based on our review of customer activity, we recorded an allowance for doubtful accounts of $11,185.  The Company had no outstanding receivables at December 31, 2011.

INVENTORIES

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

LONG-LIVED ASSETS

We assess assesses the carrying value of long-lived assets in accordance with ASC 360, "Property, Plant and Equipment". We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend.

MAJOR CUSTOMERS

Two customers accounted for 31% of our accounts receivable at December 31, 2010.  The Company had no major customers at December 31, 2011.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. The Company provides for depreciation and amortization using the straight-line method over estimated useful lives of five to ten years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$16,324	$-	$-	$16,324
Total Assets	$16,324	$-	$-	$16,324
Liabilities
Notes payable	$-	$-	$563,282	$563,282
Conversion and warrant derivative liabilities	-	-	353,136	353,136
Total Liabilities	$-	$-	$916,418	$916,418

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion and warrant derivative liabilities) for the year ended December 31, 2011.

2011
Balance at beginning of year	$1,551,289
Additions to derivative instruments	3,672,790
Change in fair value of warrant liability	(4,861,802)
Conversion of debentures	(9,141)
Balance at end of period	$353,136
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

RECLASSIFICATIONS

Certain reclassifications have been made to prior year’s consolidated financial statements and notes thereto for comparative purposes to conform with current year’s presentation.  These reclassifications have no effect on previously reported results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Delivery equipment	$-	$22,770
Furniture and office equipment	-	12,297
Leasehold improvements	-	55,417
Accumulated depreciation	-	(11,921)
Carrying value	$-	$78,563

Depreciation expense was $13,836 and $10,750 for the years ended December 31, 2011 and 2010, respectively.

All property and equipment was included in the spin-off of Shogun at September 20, 2011.

NOTE 4 - INVENTORIES

Inventories at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Work in process	$-	$42,750
Finished goods	-	69,445
Total	$-	$112,195

All inventories were included in the spin-off of Shogun at September 20, 2011.

NOTE 5 – NOTES PAYABLE - BANK

At December 31, 2010 we were indebted to Dacotah Bank pursuant to two promissory notes with an aggregate principal balance of $130,057. The notes mature at various dates through June 15, 2011.  Interest rates range from 7% to 7.5% per year, with a weighted average rate of 7.1% per year at December 31, 2010. The notes are secured by all of our assets and the personal guarantee of a shareholder.

All bank notes were included in the spin-off of Shogun at September 20, 2011.

NOTE 6 – CONVERTIBLE DEBENTURES, NOTES PAYABLE AND DERIVATIVE LIABILITY

The Company has identified the embedded derivatives related to its convertible notes, consisting of the conversion feature, and its warrants.  Since the certain of the notes are convertible into a variable number of shares, the conversion features of those debentures are recorded as derivative liabilities. Since the warrants have a price reset feature, they are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

On April 6, 2011, the Company entered into a Securities Purchase Agreement with IIG Management LLC ("IIG"), providing for the sale by the Company to the IIG of a 10% convertible debenture in the principal amount of up to $135,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. IIG may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the Common Stock during the ten (10) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, IIG  received a warrant to purchase 100,000 shares of the Company’s Common Stock (the “Warrant”).   The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $1.35 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on April 5, 2011. IIG may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event the Investor exercises the Warrant on a cashless basis, then we will not receive any proceeds.

As an inducement for IIG to enter into the Purchase Agreement, the Company, Shawn Knapp, the Company’s then chief executive officer (“Mr. Knapp”) and IIG entered into a Pledge Agreement pursuant to which the Debenture is secured by 270,262 of Mr. Knapp’s shares of series A convertible preferred stock of the Company.  In addition, on April 6, 2011,  Mr. Knapp entered into a Make Good Securities Escrow Agreement with the Investor and Sichenzia Ross Friedman Ference LLP (the “Escrow Agent”) whereby Mr. Knapp has agreed to deliver to the Escrow Agent certificate(s) representing an aggregate of 129,738 shares of the Company’s series A convertible preferred stock, which shall be deliverable in the event the Company fails to achieve certain financial performance thresholds for the 12-month period ending December 31, 2011. These inducements were cancelled as a result of the closing of the transactions contemplated by the Rescission Agreement that took place on September 20, 2011 (described in Note 1).

On May 10, 2011, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC ("Greystone"), providing for the sale by the Company to Greystone of a 10% convertible debenture in the principal amount of up to $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the Common Stock during the ten (10) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, Greystone received a warrant to purchase 55,556 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.90 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on May 9, 2011. Greystone may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event Greystone exercises the Warrant on a cashless basis, then we will not receive any proceeds.

On June 13, 2011, the Company entered into a Securities Purchase Agreement with Greystone, providing for the sale by the Company to Greystone of a 10% convertible debenture in the principal amount of up to $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the Common Stock during the five (5) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, Greystone received a warrant to purchase 111,111 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.45 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on June 12, 2011. Greystone may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event Greystone exercises the Warrant on a cashless basis, then we will not receive any proceeds.

On July 13, 2011, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Investor”), pursuant to which the Investor purchased 75,000 shares of the Company’s series B convertible preferred stock (the “Preferred Stock”) for an aggregate purchase price of $75,000. Each share of Preferred Stock has a stated value equal to $1.00 per share and is initially convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.60 per share or an aggregate of 125,000 shares of the Company’s common stock.  The conversion price of the Preferred Stock is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like. As a result of the price protection feature, we have classified the conversion feature of the preferred stock as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $41,250. The corresponding charge has been recorded as a dividend to the preferred shareholder and has been charged to additional paid in capital, since there is a deficit in retained earnings. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 1.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 423%; and (4) an expected life of 5 years.

The conversion feature of the preferred stock has been adjusted due to the subsequent issuance of debt. As a result, the conversion price is now $0.30 per share or an aggregate of 250,000 shares of the Company’s common stock. The Company has recorded income related to the change in fair value of the conversion feature of the preferred stock through the date of adjustment in the amount of $18,750. The Company has also recorded an expense of $75,000 due to the increase in the fair value of the conversion feature as a result of the modification.

On October 6, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Greystone, providing for the sale by the Company to Greystone of a 10% convertible debenture in the principal amount of $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Maturity Date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to $0.001 per share (the “Conversion Price”). The Conversion Price will not be adjusted for stock splits, stock dividends, recapitalizations and the like. In connection with the Agreement, Greystone received a warrant to purchase 166,667 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.60. Greystone may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Greystone exercises the Warrant on a cashless basis, then we will not receive any proceeds. The exercise price of the Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

On November 10, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Greystone, providing for the sale by the Company to Greystone of a 10% convertible debenture in the principal amount of $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10%. The Company is not required to make any payments until the Maturity Date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to $0.001 per share (the “Conversion Price”). The Conversion Price will not be adjusted for stock splits, stock dividends, recapitalizations and the like. In connection with the Agreement, Greystone received a warrant to purchase 166,667 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.60. Greystone may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement. In the event Greystone exercises the Warrant on a cashless basis, then we will not receive any proceeds. The exercise price of the Warrant is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

Since the October and November 2011 debentures are convertible at a fixed price, the conversion features have not been recorded as derivative liabilities. The Company has recorded a beneficial conversion feature of $74,990. This amount has been recorded as a debt discount at the dates of issue and will be amortized over the term of the debentures.

The conversion features of the April, May and June, 2011 debentures contain a variable conversion rate and all of the warrants issued with the 2011 debt have a price protection feature. As a result, we have classified these instruments as derivative liabilities in the financial statements. At issue, we have recorded a conversion feature liability of $2,947,635 and a warrant liability of $359,968. The value of the conversion feature liabilities and the warrant liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.20% - 0.375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 426% - 582%; and (4) an expected life of 1 - 3 years.

Of the aggregate amount of $3,307,603, the Company has allocated $309,990 to debt discount, to be amortized over the life of the debt, with the balance of $2,997,613 being charged to expense at issue.

The warrants issued with the April, May and June 2011 debentures have been adjusted due to the subsequent issuance of debt. As a result, those warrants now total 783,333 with an exercise price of $0.30. The Company has recorded income related to the change in fair value of the warrants through the dates of adjustment in the amount of $294,127. The Company has also recorded an expense of $294,127 due to the increase in the fair value of the warrants as a result of the modifications.

At December 31, 2011, we recalculated the fair value of our embedded conversion features and warrants subject to derivative accounting and have determined that their fair value at December 31, 2011 was $353,136. The value of the conversion liabilities and warrant liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.09% - 1.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 417% - 478%; and (4) an expected life of  1 – 4.5 years. We recorded income of $4,861,802 during the year ending December 31, 2011.

During the year ended December 31, 2011, $14,900 of our convertible debentures subject to derivative accounting was converted into 52,130 shares of common stock. As a result of the conversion of the debt, we have recorded a gain of $6,811.

During the three months ended March 31, 2011, we executed three promissory notes in the aggregate amount of $36,500. Two of the notes, aggregating $21,500, bear interest at the rate of 10% per year and matured on June 30, 2011. These notes remain outstanding at December 31, 2011. The third note, in the amount of $15,000, has no stated interest rate and is due upon the consummation of our next financing through either debt or equity securities. The $15,000 note was repaid on April 6, 2011.

On March 9, 2011 we executed a promissory note in the amount of $84,775 as payment of outstanding legal fees. The note bears interest at 5% per year and matured on September 9, 2011. The entire principal balance remains outstanding at December 31, 2011.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone related to the convertible note issued to Greystone in June 2010, pursuant to which, among other things, (i) Greystone agreed to extend the maturity date of the note from June 4, 2011 until September 30, 2011, (ii) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note, and (iv) Greystone waived any default or breach that may have resulted by way of the convertible note maturing on June 4, 2011 or a failure by the Company to reserve a sufficient number of shares under the convertible note.

On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with IIG related to the convertible note issued to IIG in July 2010, pursuant to which, among other things, (i) IIG agreed to extend the maturity date of the note from July 29, 2011 until September 30, 2011, (ii) the irrevocable transfer agent instructions were terminated effective immediately, (iii) the Company is no longer required to reserve a sufficient number of shares of common stock for issuance upon conversion of the convertible note, and (iv) IIG waived any default or breach that may have resulted by way of the convertible note maturing on July 29, 2011 or a failure by the Company to reserve a sufficient number of shares under the convertible note.

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

On July 29, 2010, Vanity issued a $120,000 convertible debenture that matures on July 29, 2011. The debenture bears interest at a rate of 10% per annum and is convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of the lesser of i) 20% of the average closing bid price of the Company’s common stock during the five trading days immediately preceding conversion as quoted by Bloomberg, LP; or ii) the average of the closing bid price during the five trading days prior to conversion.

On November 8, 2010, Vanity issued a $50,000 convertible debenture that matures on November 9, 2011. The debenture bears interest at a rate of 10% per annum and is convertible into the Company’s common stock at any time at the holder’s option, into common stock at the conversion rate of the lesser of i) 10% of the average closing bid price of the Company’s common stock during the five trading days immediately preceding conversion as quoted by Bloomberg, LP; or ii) the average of the closing bid price during the five trading days prior to conversion.

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

At December 31, 2010, the Company recalculated the fair value of its embedded conversion features subject to derivative accounting and has determined that their fair value at December 31, 2010 was $1,551,289. The value of the conversion features was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.21%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 443%; and (4) an expected life of the warrants of 0.6 years.

Unamortized discount related to the above debentures was $132,877 at December 31, 2010. This amount was charged to interest expense during 2011.

LOANS PAYABLE

On June 11th and June 22nd, 2010, Vanity received monies from an accredited investor, as a non-interest-bearing loan, without formal loan agreements and terms. The amounts received were $25,000 each, and were loaned as a favor to the Company. These advances remain outstanding at December 31, 2011.

NOTE 7 – NOTES AND ADVANCES PAYABLE – RELATED PARTIES

Shawn Knapp, Shogun’s chief executive officer, has funded Shogun on an ongoing basis through loans and advances made by him personally, by his company, Shawn Custom Home, Inc., by his wife, by his father and by the affiliated entities. The aggregate amounts due to Mr. Knapp, his wife, his father and the affiliated entities were $252,771 at December 31, 2010. As of December 31, 2010 these advances and loans have been converted into notes bearing interest at 5% per year with repayment scheduled to begin in June 2011.

A Summary of Advances and Notes Payable - Related Parties at December 31, 2011 and 2010 are as follows:	2011	2010
Notes Payable / Advances - LaserIT, Inc.	$-	$20,684
Notes Payable / Advances - Shawn Knapp and Shawn's Custom Home, Inc.	-	52,367
Notes Payable / Advances - Roxanne Knapp	-	79,720
Notes Payable / Advances - Duane Knapp	-	100,000
Total	$-	$252,771

All notes and advances payable to related parties were included in the spin-off of Shogun at September 20, 2011.

NOTE 8 – ADVANCES RECEIVABLE – RELATED PARTIES

Shogun had made advances to an entity affiliated with Shawn Knapp. These advances aggregated $0 and $58,080 at December 31, 2011 and December 31, 2010, respectively. These advances were included in the spin-off of Shogun at September 20, 2011.

As of March 31, 2010, Vanity had loan receivables due from related parties / shareholders in the amount of $794,500, as a result of a note issued by Vanity which was executed in April 2010 under the direction of Vanity’s former CEO, Steven Y. Moskowitz, without proper approval of, or ratification by, the Company’s board of directors.  These related parties are or were under the common ownership / control and or management of Steven Y. Moskowitz, where he was an officer and or shareholder. The balance on this loan was $617,424 as of December 31, 2011 and 2010. The Company cannot determine whether it will be able to collect any further monies on this note and has fully impaired it as of December 31, 2010. The Company is determining what options it may have in attempting to take action to collect on the note.

NOTE 9 – STOCKHOLDERS’ EQUITY

Spin-Off of Shogun

In connection with the Shogun Separation, the Company recognized a reduction of $583,397 to stockholders’ equity.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of Series A preferred stock, with par value of $0.001 per share and 75,000 Series B 10% Convertible preferred stock, with par value of $0.001 per share, of which there were 500,000 and 75,000 shares issued and outstanding at December 31, 2010 and 2011, respectively.

The 500,000 Series A preferred shares were issued in connection with the December 31, 2010 transaction pursuant to which Shogun was acquired in a reverse recapitalization which in substance is a capital transaction.  Pursuant to the terms of the transaction, the shareholders of Shogun exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of our series A preferred stock. Each share of series A preferred stock shall be entitled to 1,604 pre-reverse split votes per share and shall be convertible into 1,604 pre-reverse split shares of our common stock.  Upon filing an amendment to our certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock, the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 pre-reverse split shares of our common stock.

As a result of the closing of the transactions contemplated by the Rescission Agreement that took place on September 20, 2011 (described in Note 1), the 500,000 preferred shares that were issued in connection with the December 31, 2010 transaction pursuant to which Shogun was acquired were cancelled .

On July 13, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Thalia Woods Management, Inc., an accredited investor (the “Investor”), pursuant to which the Investor purchased 75,000 shares of the Company’s series B convertible preferred stock (the “Series B Preferred Stock”) for an aggregate purchase price of $75,000.  Each share of Series B Preferred Stock shall be entitled to 1,000 votes per share which voting right shall be non-dilutive for a period of one year from the date of issuance.  The Series B Preferred Stock pays dividends of 10% per year, payable quarterly in arrears beginning on the one year anniversary of the date of issuance, at the Company’s option, in cash or in additional shares of the Company’s common stock.

Each share of Series B Preferred Stock has a stated value equal to $1.00 per share and is initially convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.60 per share or an aggregate of 125,000 shares of the Company’s common stock.  The conversion price of the Series B Preferred Stock is subject to full ratchet and anti-dilution adjustment for subsequent lower price issuances by the Company, as well as customary adjustments provisions for stock splits, stock dividends, recapitalizations and the like.

The securities were offered and sold to the Investor in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The Investor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2011 and 2010, there were 269,596 and 216,633 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2011, $14,900 of our convertible debentures was converted into 52,130 shares of common stock. The shares had a value of $64,183 at the dates of conversion.

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

The Authorized Capital Change became effective on November 18, 2011. The reverse stock split became effective on February 10, 2012. Unless otherwise stated, all share and per share amounts in these financial statements have been retroactively restated to reflect the effects of the reverse stock split.

Warrants Outstanding

Transactions involving our stock warrants are summarized as follows:

	December 31, 2011
	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—
Granted during the period	1,116,667	0.39
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at end of the period	1,116,667	$0.39
Exercisable at end of the period	1,116,667	$0.39

The weighted average remaining life of the options is 2.45 years.

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$$0.30	783,333	2.3	$0.30
$0.60	333,334	2.7	$0.60

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

At December 31, 2011, we have available for U.S federal income tax purposes a net operating loss carry forward of approximately $620,000 expiring through the year 2031 that may be used to offset future taxable income.  The deferred tax asset related to the carry forward is approximately $211,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company it is more likely than not that the benefit will not be realized. Components of deferred tax assets as of December 31, 2011 and 2010 are presented below.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the periods ended December 31, 2011 and 2010 as presented below.

	2011	2010

Deferred tax assets:
Net operating loss carryover	$211,000	$227,000
Accrued compensation	-	31,000
Valuation allowance	(211,000)	(258,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-0%	-0%
Valuation allowance	34%	34%

Effective income tax rate	0%	0%

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

LEASE

We currently occupy shared office space of approximately 150 square feet for $535 per month.  The lease is in the name of a third party and expires March 27, 2012.

Rent expense was $41,933 and $52,800 for the periods ended December 31, 2011and 2010, respectively.

LITIGATION

From time to time, The Company and its subsidiaries may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company and its subsidiaries are currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

NOTE 12 - SUBSEQUENT EVENTS

Greystone 100K Financing

On March 21, 2012, the Company entered into a Securities Purchase Agreement with Greystone providing for the sale by the Company to Greystone of a 8% convertible debenture in the principal amount of up to $100,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable semi-annually and on the Maturity Date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to the lesser of (i) a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (the “Conversion Price”).

With the exception of the shares that the Company is obligated to issue to previous investors, for as long as the Debenture is outstanding, the Conversion Price of the Debenture shall be subject to adjustment for issuances of Common Stock or securities convertible into common stock or exercisable for shares of Common Stock at a purchase price of less than the then-effective Conversion Price, on any unconverted amounts, such that the then applicable Conversion Price shall be adjusted using full-ratchet anti-dilution on such new issuances subject, to customary carve outs, including restricted shares granted to officers, and directors and consultants.

Asset Purchase Agreement with Aegis Worldwide, LLC

On April 4, 2012 (the “Closing Date”), the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s chief financial officer (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Domain Names”) along with any information or materials proprietary to the Seller that relate to the  business or affairs associated with the Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”)).  In consideration for the purchase of the Assets, the Company issued to the Seller 1,000,000 shares of Company’s Common Stock.

Simultaneously with the execution of the Aegis Agreement, on March 30, 2012, the parties entered into an option agreement, pursuant to which Seller shall have the option to purchase the Assets and all ehancements to the Assets from the Company in consideration for (i) an amount in cash equal to the net proceeds used by the Company  for the enhancement of the Assets on or after the Closing Date and (ii) the cancellation of the Shares, beginning on Closing Date and terminating on the 24 month anniversary of the Closing Date.

Cortell Communications Agreement

On March 29, 2012, the Company entered into a consultant agreement with Cortell Communications, Inc., (“Consultant”) pursuant to which the Consultant shall provide, among other services, public relations, advisory and consulting services to the Company commencing on March 29, 2012 and ending on March 28, 2014.  As consideration for these services, the Company issued to the Consultant 250,000 shares of its common stock.