Form 10-Q
period 2012-03-31
Vanity Events Holding, Inc.
filed 2012-05-21
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No. 0-52524

VANITY EVENTS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0821117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Kane Concourse, Suite 306
Bay Harbor Islands, FL  33154
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

Number of shares of common stock issued and outstanding as of May 17, 2012 was 1,628,864.

VANITY EVENTS HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$34,205	$16,324

Total current assets	34,205	16,324

Prepaid consulting fee	650,000	-
Prepaid asset purchase	2,600,000	-

Total assets	$3,284,205	$16,324

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$370,272	$365,501
Notes payable - other, net of discount of $152,684 and $133,093, respectively	643,691	563,282
Accrued payroll liabilities and sales tax liabilities	329,813	305,544
Other liabilities	37,169	37,169
Derivative liabilities	17,427,268	353,136
Total current liabilities	18,808,213	1,624,632

Stockholders' deficit

Preferred stock, undesignated, authorized 49,925,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	-	-
Preferred stock, Series B 10% convertible, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding, respectively	75	75
Common stock authorized 500,000,000 shares, $0.001 par value,
1,519,693 and 269,596 shares issued and outstanding, respectively	1,520	270
Additional paid in capital	3,400,102	156,752
Accumulated deficit	(18,925,705)	(1,765,405)
Total stockholders' deficit	(15,524,008)	(1,608,308)

Total liabilities and stockholders' deficit	$3,284,205	$16,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues*	$424	$30,561
Cost of goods sold*	-	10,612

Gross profit	424	19,949

Selling expense*	-	56,869
General and administrative expense	90,843	274,582

Total expense	90,843	331,451

Loss from operations	(90,419)	(311,502)

(Loss) gain on change in fair value of derivative liability	(11,305,883)	24,402
Interest expense	(5,763,998)	(67,066)

Loss before provision for income taxes	(17,160,300)	(354,166)

Provision for income taxes	-	-

Net loss	(17,160,300)	(354,166)
Preferred dividend	(5,400)	-

Net loss attributable to common shareholders	$(17,165,700)	$(354,166)

Basic and diluted loss per share	$(57.76)	$(1.59)

Weighted average shares outstanding,
Basic and diluted	297,166	222,399

* Amounts reported for the 2011 three month period represent the operations of the subsidiary which was spun-off during the year ended December 31, 2011.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(17,160,300)	$(354,166)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	-	4,185
Allowance for doubtful accounts	-	(3,966)
Change in fair value of derivative liability	11,305,883	(24,402)
Amortization of debt discount	5,748,658	54,871
Changes in operating assets and liabilities:
Accounts receivable	-	16
Inventory	-	10,679
Accounts payable and other current liabilities	23,640	277,494

Net cash used in operating activities	(82,119)	(35,289)

Cash flows from investing activities:
Cash paid for fixed assets	-	(1,166)

Net cash used in investing activities	-	(1,166)

Cash flows from financing activities:
Bank overdraft	-	(17,414)
Proceeds from notes payable - related parties	-	26,675
Repayments of notes payable - related parties	-	(7,455)
Proceeds from notes payable - other	100,000	36,500

Net cash provided by financing activities	100,000	38,306

Net increase in cash	17,881	1,851
Cash, beginning of period	16,324	294
Cash, end of period	$34,205	$2,145

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$1,144

Non-cash investing and financing activities:
Common stock issued as prepayment for purchase of assets	$2,600,000	$-
Common stock issued as prepayment of consulting fees	650,000	-
Note payable issued as payment for accounts payable	-	84,775
Note payable converted to common stock	-	1,900
Derivative liability reclassified to equity upon conversion of debt	-	9,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011
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

Reverse Merger and Rescission

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

Shogun Distribution Agreement

On September 20, 2011, the Company and Shogun entered into a non-exclusive sales distributor agreement, pursuant to which Shogun granted Vanity a non-exclusive right to distribute or sell Shogun’s products in the United States for a period of 12 months from the date of the agreement.

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

On April 4, 2012, the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Aegis Domain Names”) along with any information or materials proprietary to the Seller that relate to the  business or affairs associated with the Aegis Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets").

Simultaneously with the execution of the Aegis Agreement, on April 4, 2012, the parties entered into an option agreement, pursuant to which Seller shall have the option to purchase the Assets and all enhancements to the Assets from the Company in consideration for (i) an amount in cash equal to the net proceeds used by the Company  for the enhancement of the Assets on or after April 4, 2012 and (ii) the cancellation of the Shares. The option is exercisable beginning on the twelve month anniversary of the Closing Date and terminating on the 24 month anniversary of the Closing Date.

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

BASIS OF PRESENTATION AND GOING CONCERN

Changes in Basis of Presentation

The 2011 financial information has been recast so that the basis of presentation is consistent with that of the 2012 financial information. This recast reflects the 1-for-300 reverse stock split of the Company’s common stock that became effective on February 10, 2012.

We have incurred a net loss of $17,160,300 for the three months ended March 31, 2012; of this loss, $11,305,883 was the result of a net, non-cash expense from the change in value of derivative instruments and $5,748,658 was the result of a non-cash expense for debt discount and financing expense related to the issuance and modification of derivative instruments. As of March 31, 2012 we have negative working capital of $18,774,008 and a stockholders’ deficit of $15,524,008. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at March 31, 2012.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

The condensed consolidated balance sheet as at December 31, 2011 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$34,205	$-	$-	$34,205
Total Assets	$34,205	$-	$-	$34,205
Liabilities
Notes payable	$-	$-	$643,691	$643,691
Conversion derivative liabilities	-	-	17,427,268	17,427,268
Total Liabilities	$-	$-	$18,070,959	$18,070,959

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability and conversion derivative liability) for the three months ended March 31, 2012.

Balance at beginning of year	$353,136
Additions to derivative instruments	5,768,249
Change in fair value of derivative liabilities	11,305,883
Balance at end of period	$17,427,268

LOSS PER SHARE

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 111,107,116 common share equivalents at March 31, 2012 and 3,851,481 at March 31, 2011, which have been excluded from the computation of the weighted average diluted shares.

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

NOTE 3 – CONVERTIBLE DEBENTURES AND DERIVATIVE LIABILITIES

The Company has identified the embedded derivatives related to its convertible notes, consisting of the conversion feature, its preferred stock, consisting of the conversion feature, and its warrants.  Since certain of the notes are convertible into a variable number of shares, the conversion features of those debentures are recorded as derivative liabilities. Since the warrants and the conversion feature of the preferred stock have a price reset feature, they are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

Greystone 100K Financing

On March 21, 2012, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC ("Greystone") providing for the sale by the Company to Greystone of a 8% convertible debenture in the principal amount of up to $100,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears an interest rate of 8% per annum, payable semi-annually and on the Maturity Date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to the lesser of (i) a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (the “Conversion Price”).

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

The conversion features of the March 2012 debenture contains a variable conversion rate As a result, we have classified the conversion feature as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $1,398,576. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.185%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 718%; and (4) an expected life of 1 year. The Company has allocated $100,000 to debt discount, to be amortized over the life of the debt, with the balance of $1,298,576 being charged to expense at issue.

The warrants with price reset features have been adjusted due to the issuance of debt on March 21, 2012. As a result, those warrants now total 2,843,139 with an exercise price of $0.153. The Company has recorded expense related to the change in fair value of the warrants through the date of adjustment in the amount of $2,255,845. The Company has also recorded an expense of $3,694,644 due to the increase in the fair value of the warrants as a result of the modification.

The conversion feature of the preferred stock has been adjusted due to the subsequent issuance of debt. As a result, the conversion price is now $0.153 per share or an aggregate of 490,196 shares of the Company’s common stock. The Company has recorded expense related to the change in fair value of the conversion feature of the preferred stock through the date of adjustment in the amount of $505,000. The Company has also recorded an expense of $514,020 due to the increase in the fair value of the conversion feature as a result of the modification.

During the three months ended March 31, 2012 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $161,009 which has been charged to interest expense.

At March 31, 2012, we recalculated the fair value of our embedded conversion features and warrants subject to derivative accounting and have determined that their fair value at December 31, 2011 was $17,427,268. The value of the conversion liabilities and warrant liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.185% - 1.0%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 538% - 710%; and (4) an expected life of  1 – 4.25 years. We recorded expense of $8,545,038 during the three months ended March 31, 2012.

The Company is in default on five of its notes, aggregating $390,100 of unpaid principal and $52,967 on unpaid accrued interest. The Company has not repaid principal or accrued but unpaid interest that has become due and payable under the notes.  The Company is currently working with the note holders on making arrangements to honor its obligations under the notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the notes.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, with par value of $0.001 per share. There were 75,000 Series B shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2012 and December 31, 2011, there were 1,519,693 and 269,596 shares of common stock issued and outstanding, respectively.

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

Cortell Communications Agreement

On March 29, 2012, the Company entered into a consultant agreement pursuant to which the consultant shall provide, among other services, public relations, advisory and consulting services to the Company commencing on March 29, 2012 and ending on March 28, 2014.  As consideration for these services, the Company issued to the Consultant 250,000 shares of its common stock. The shares have been valued at $650,000 at March 31, 2012, based on the quoted market price of our common stock on March 30, 2012. This amount has been recorded as prepaid consulting fees at March 31, 2012. During the second quarter of 2012, we will assess the value of the services and will adjust the carrying amount of the prepayment and the related expense accordingly.

Asset Purchase Agreement with Aegis Worldwide, LLC

On April 4, 2012 (the “Closing Date”), the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s chief financial officer (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Domain Names”) along with any information or materials proprietary to the Seller that relate to the  business or affairs associated with the Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”)).  In consideration for the purchase of the Assets, the Company issued to the Seller 1,000,000 shares of its common stock on March 29, 2012. The shares have been valued at $2,600,000 at March 31, 2012, based on the quoted market price of our common stock on March 20, 2012. This amount has been recorded as prepaid asset acquisition at March 31, 2012. During the second quarter of 2012, we will assign a value to the assets acquired and adjust the carrying value accordingly.

Simultaneously with the execution of the Aegis Agreement, on March 30, 2012, the parties entered into an option agreement, pursuant to which Seller shall have the option to purchase the Assets and all enhancements to the Assets from the Company in consideration for (i) an amount in cash equal to the net proceeds used by the Company for the enhancement of the Assets on or after the Closing Date and (ii) the cancellation of the Shares. The option is exercisable beginning on the twelve month anniversary of the Closing Date and terminating on the 24 month anniversary of the Closing Date.

NOTE 5 – SUBSEQUENT EVENTS

During April, 2012 we issued 50,000 shares of common stock in settlement of accounts payable in the amount of $19,774.

During May, 2012 we issued 59,171 shares of common stock upon conversion of notes payable in the amount of $10,000.

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

All forward-looking statements included in this quarterly report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements, unless required by law. It is important to note that our actual results could differ materially from those included in such forward-looking statements.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the financial statements and related notes included herein.

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

After careful review of the Company’s business model during the first half of 2011, the Company determined that the capital requirements and time to market for the products and services of Shogun were greater than had been previously expected.  As such, on June 30, 2011, the Company and Shogun entered into the Rescission Agreement, which relieved the Company of further capital investment in the Shogun business and will allowed the Company to streamline its business operations and operate under a more efficient business model on a going forward basis. The assets, liabilities and operations of Shogun were spun-off on September 20, 2011 pursuant to the Rescission Agreement.

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

On September 20, 2011, the Company and Shogun entered into a non-exclusive sales distributor agreement, pursuant to which Shogun granted Vanity a non-exclusive right to distribute or sell Shogun’s products in the United States for a period of 12 months from the date of the Agreement.

The Company proceeded to leverage this business model going forward by creating a short form direct response TV spot for the Sorbco products as well as establishing an online ecommerce presence with www.buyplantsorbnow.com, as well as media tested driving traffic to its stand-alone web property in an effort to generate sales for the Sorbco products and Shogun products at www.thereisaaproductforthat.com. The Company’s goal in using the direct response TV spotwas if the media tests were successful, the Company would roll-out additional direct TV spots and leverage retail distributors to drive the Company’s products thru mainstream retail channels as well as traditional direct response outlets.  At the end of 2011, after evaluating the media tests, management determined that it would not be profitable or beneficial for the Company to pursue this business model for the Sorbco products past the initial testing phase.

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

Simultaneously with the execution of the Aegis Agreement, on April 4, 2012, the parties entered into an option agreement, pursuant to which Seller shall have the option to purchase the Assets and all enhancements to the Assets from the Company in consideration for (i) an amount in cash equal to the net proceeds used by the Company for the enhancement of the Assets on or after April 4, 2012 and (ii) the cancellation of the Shares. The option is exercisable beginning on the twelve month anniversary of the Closing Date and terminating on the 24 month anniversary of the Closing Date.

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

Results of Operations

Three Months ended March 31, 2012 as compared to the Three Months ended March 31, 2011

The results of operations for the corresponding 2012 and 2011 periods include Shogun’s operations through September 20, 2011, the date of closing on the Rescission. All of the revenue reported in the 2011 period resulted from Shogun’s operations. Comparisons between the comparable periods are not necessarily indicative of our future operations.

Revenues:

Net sales were $424 for the three months ended March 31, 2012 compared to net sales of $30,561 for the 2011 period, a decrease of $30,137, or 98.61%. The principal reason for the decrease in sales in 2012 is directly related to spin-off of the Shogun operations in September of 2011. Our revenues subsequent to the spin-off have been minimal as we implement our current business plan.

Operating expense:

Selling expense was $56,869 for the three months ended March 31, 2011, with no comparable expense in the current 2012 period. The reason for the decrease in 2012 is directly related to spin-off of the Shogun operations in September of 2011.

General and administrative expense for the three months ended March 31, 2012 was $90,843, as compared to $274,582 for the three months ended March 31, 2011, a decrease of $183,739, or 66.92%. The principal reason for the decrease in expense in 2012 is directly related to spin-off of the Shogun operations in September of 2011. Current general and administrative expense consists primarily of payroll and professional fees.

Other income (expense):

We had expense from the change in the fair value of our derivative liabilities of $11,305,883 during the three months ended March 31, 2012 as compared to income of $24,402 in the comparable 2011 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion of our derivative liabilities.

We reported interest expense of $5,763,998 during the three months ended March 31, 2012 as compared with interest expense of $67,066 during the three months ended March 31, 2011. Interest expense during the 2012 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $4,208,664 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $1,459,585. The balance of the expense for the 2012 period relates to the amortization of debt discount and interest accrued on the debt. Interest expense for the 2011 period relates to the amortization of debt discount and interest accrued on the debt.

Net loss:

We reported net losses of $17,160,300 and $354,166 during the three month periods ended March 31, 2012 and 2011, respectively, resulting from the components described above.

Liquidity and Capital Resources

As of March 31, 2012 we had a working capital deficit of $18,774,008. During the three months ended March 31, 2012 we raised $100,000 in cash proceeds from the sale of a convertible debenture (see below).

Operating Activities - For the three months ended March 31, 2012,  net cash used in operating activities was $82,119, primarily attributable to a loss of $105,759 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $23,640. Net cash used in operating activities for the three months ended March 31, 2011 was $35,289, primarily attributable to a loss of $323,478 (after adjusting for non-cash items) partially offset by an increase in accounts payable of $277,494.

Investing Activities -   For the three months ended March 31, 2011, net cash used in investing activities was $1,166, related to the purchases of furniture and equipment, with no expenditures in the current 2012 period.

Financing Activities - For the three months ended March 31, 2012 and 2011, net cash provided by financing activities was $100,000 and $38,306, respectively. Net proceeds from loans obtained through bank, related parties and others were $100,000 and $55,720 during 2012 and 2011, respectively. During 2011 we repaid a bank overdraft of $17,414.

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

On March 21, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Greystone Capital Partners LLC , an accredited investor (the “Investor”), providing for the sale by the Company to the Investor of a 8% convertible debenture in the principal amount of up to $100,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable semi-annually and on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to the lesser of (i) a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (the “Conversion Price”).

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

On June 4, 2010, the Company entered into a securities purchase agreement with Greystone Captial Partners LLC   (“Greystone”), providing for the sale by the Company to Greystone of a 10% convertible note in the aggregate principal amount of $50,000, due June 4, 2011 (the “Greystone June 2010 Note”). On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with Greystone related to the Greystone June 2010 Note, pursuant to which, among other things, Greystone agreed to (i) extend the maturity date of the note from June 4, 2011 until September 30, 2011 and (ii) Greystone waived any default or breach that may have resulted by way of the Greystone June 2010 Note maturing on June 4, 2011.  As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the Greystone June 2010 Note.  The Company is currently working with Greystone on making arrangements to honor its obligations under the Greystone June 2010 Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Greystone June 2010 Note.

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

On November 9, 2010, the Company entered into a securities purchase agreement with Greystone providing for the sale by the Company to Greystone of a 10% convertible note in the aggregate principal amount of $50,000, due November 9, 2011 (the “Greystone Nov 2010 Note”). As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the Greystone Nov 2010 Note.  The Company is currently working with Greystone on making arrangements to honor its obligations under the Greystone Nov 2010 Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Greystone Nov 2010 Note.

On April 6, 2011, the Company entered into a securities purchase agreement with IIG providing for the sale by the Company to IIG of a 10% convertible note in the aggregate principal amount of $135,000, due April 9, 2012 (the “IIG April 2011 Note”). As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the IIG April 2011 Note.  The Company is currently working with IIG on making arrangements to honor its obligations under the IIG April 2011 Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IIG April 2011 Note.

On May 10, 2011, the Company entered into a securities purchase agreement with Greystone providing for the sale by the Company to Greystone of a 10% convertible note in the aggregate principal amount of $50,000, due May 10, 2012 (the “Greystone May 2011 Note”). As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the Greystone May 2011 Note.  The Company is currently working with Greystone on making arrangements to honor its obligations under the Greystone May 2011 Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Greystone May 2011 Note.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

VANITY EVENTS HOLDING, INC.

Date: May 21, 2012	By:	/s/ Lloyd Lapidus
Name: Lloyd Lapidus
Title: Interim Chief Executive Officer