Form 10-Q
period 2012-06-30
Vanity Events Holding, Inc.
filed 2012-08-20
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐  TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No. 0-52524

VANITY EVENTS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	90-0821117
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Kane Concourse, Suite 304
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

Number of shares of common stock issued and outstanding as of August 15, 2012 was 1,878,864.

VANITY EVENTS HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

 PART I

ITEM 1. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$114,878	$16,324

Total current assets	114,878	16,324

Prepaid consulting fee	568,750	-
Intangible assets	2,608,150	-

Total assets	$3,291,778	$16,324

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$383,576	$365,501
Notes payable - other, net of discount of $232,024 and $133,093, respectively	704,351	563,282
Accrued payroll liabilities and sales tax liabilities	355,816	305,544
Other liabilities	37,169	37,169
Derivative liabilities	16,498,226	353,136
Total current liabilities	17,979,138	1,624,632

Stockholders' deficit

Preferred stock, undesignated, authorized 49,925,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding, respectively	75	75
Common stock authorized 500,000,000 shares, $0.001 par value,
1,628,864 and 269,596 shares issued and outstanding, respectively	1,629	270
Additional paid in capital	3,571,734	156,752
Accumulated deficit	(18,260,798)	(1,765,405)
Total stockholders' deficit	(14,687,360)	(1,608,308)

Total liabilities and stockholders' deficit	$3,291,778	$16,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues*	$-	$29,347	$424	$59,908
Cost of goods sold*	-	20,829	-	31,441

Gross profit	-	8,518	424	28,467

Operating expense:
Selling expense*	-	27,194	-	84,063
General and administrative expense	181,738	72,282	272,581	346,864

Total operating expense	181,738	99,476	272,581	430,927

Loss from operations	(181,738)	(90,958)	(272,157)	(402,460)

Gain (loss) on change in fair value of derivative liability	2,900,594	953,310	(8,405,289)	977,712
Gain on conversion of debt	9,981	-	9,981	-
Interest expense	(2,063,930)	(3,169,381)	(7,827,928)	(3,236,447)

Income (loss) before provision for income taxes	664,907	(2,307,029)	(16,495,393)	(2,661,195)

Provision for income taxes	-	-	-	-

Net income (loss)	664,907	(2,307,029)	(16,495,393)	(2,661,195)
Preferred dividend	(1,875)	-	(7,275)	-

Net income (loss) attributable to common shareholders	$663,032	$(2,307,029)	$(16,502,668)	$(2,661,195)

Basic and diluted income (loss) per share	$0.41	$(10.23)	$(17.36)	$(11.88)

Weighted average shares outstanding,
Basic and diluted	1,603,011	225,429	950,088	223,922

* Amounts reported for the 2011 three and six month periods represent the operations of the subsidiary which was spun-off during the year ended December 31, 2011.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(16,495,393)	$(2,661,195)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	-	9,538
Allowance for doubtful accounts	-	(3,966)
Amortization of stock based prepaid fees	81,250
Gain on debt conversion	(9,981)	-
Change in fair value of derivative liability	8,405,289	(977,712)
Amortization of debt discount	7,794,696	3,209,987
Changes in operating assets and liabilities:
Accounts receivable	-	(6,664)
Inventory	-	27,344
Other assets	-	(4,730)
Accounts payable and other current liabilities	80,843	136,605

Net cash used in operating activities	(143,296)	(270,793)

Cash flows from investing activities:
Cash paid for fixed and intangible assets	(8,150)	(1,166)

Net cash used in investing activities	(8,150)	(1,166)

Cash flows from financing activities:
Bank overdraft	-	(7,121)
Proceeds from notes payable - bank	-	-
Repayments of notes payable - bank	-	(4,102)
Proceeds from notes payable - related parties	-	47,075
Repayments of notes payable - related parties	-	(12,464)
Proceeds from notes payable - other	250,000	271,500
Repayments of notes payable - other	-	(15,000)
Advances - other	-	-
Advances to related party	-	-

Net cash provided by financing activities	250,000	279,888

Net increase in cash	98,554	7,929
Cash, beginning of period	16,324	294
Cash, end of period	$114,878	$8,223

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$1,144

Non-cash investing and financing activities:
Common stock issued for purchase of assets	$2,600,000	$-
Common stock issued as payment of prepaid consulting fees	650,000	-
Common stock issued as payment of accounts payable	19,774
Note payable issued as payment for accounts payable	-	84,775
Note payable converted to common stock	10,000	1,900
Derivative liability reclassified to equity upon conversion of debt	-	9,142
Derivative liability of conversion feature of debt	3,563,633	2,947,633
Derivative liability of warrants issued with debt	-	235,000
Increase in derivative liability resulting from modifications	4,329,994	112,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 AND 2011
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

The first major area in which we moved this model forward leveraged our Sorbco Agreement (as defined below) with the launch of the Plant Sorb product. We also established an online ecommerce presence with www.thereisaproductforthat.com; in both cases, we will end up receiving our revenue for products sold sequentially ahead of when we have to pay our fulfillment partners.

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

On July 12, 2012 the Company and Sorbco agreed to extend and amend the Sorbco Agreement to grant the Company the non-exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.

Shogun Distribution Agreement

On September 20, 2011, the Company and Shogun entered into a non-exclusive sales distributor agreement, pursuant to which Shogun granted Vanity a non-exclusive right to distribute or sell Shogun’s products in the United States for a period of 12 months from the date of the agreement.

The Company proceeded to leverage this business model going forward by creating a short form direct response TV spot for the Sorbco products as well as establishing an online ecommerce presence with www.buyplantsorbnow.com , as well as media tested driving traffic to its stand-alone web property in an effort to generate sales for the Sorbco products and Shogun products at www.thereisaaproductforthat.com . The Company’s goal in using the direct response TV spot was if the media tests were successful, the Company would roll-out additional direct TV spots and leverage retail distributors to drive the Company’s products thru mainstream retail channels as well as traditional direct response outlets.  At the end of 2011, after evaluating the media tests, management determined that it would not be profitable or beneficial for the Company to pursue this business model for the Sorbco products past the initial testing phase.

Pippo and Aegis Agreements

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

The cornerstone of our plan is the development of an online marketplace for many different types of goods.   The Company is developing innovative transactional e-commerce sites through a variety of different web properties. In these challenging economic times, we believe that consumers need access to many different types of goods leveraging the economies that come with shared consumption, along with a convenient and user friendly way to sell or monetize the goods that they currently own.

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

Management plans on developing an engaging community experience filled with user feedback and industry specific content that will further enhance the attractiveness of each stand-alone site.  At this time these sites are in the planning and development stages. The stand-alone sites that the company plans to launch are WatchLender.com, ToysLender.com, SneakerLender.com, Shoelender.com, ElectronicsLender.com and CoutureLender.com. Management plans to utilize existing relationships with various suppliers to source product to be offered on the sites. The company is working closely with outsourced third party developers to launch the first of these web and mobile platforms during the second half of 2012.

BASIS OF PRESENTATION AND GOING CONCERN

Changes in Basis of Presentation

The 2011 financial information has been recast so that the basis of presentation is consistent with that of the 2012 financial information. This recast reflects the 1-for-300 reverse stock split of the Company’s common stock that became effective on February 10, 2012.

We have incurred a net loss of $16,495,393 for the six months ended June 30, 2012; of this loss, $8,405,289 was the result of a net, non-cash expense from the change in value of derivative instruments and $7,794,696 was the result of a non-cash expense for debt discount and financing expense related to the issuance and modification of derivative instruments. As of June 30, 2012 we have negative working capital of $17,864,260 and a stockholders’ deficit of $14,687,360. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at June 30, 2012.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

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

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$114,878	$-	$-	$114,878
Total Assets	$114,878	$-	$-	$114,878
Liabilities
Notes payable	$-	$-	$704,351	$704,351
Conversion derivative liabilities	-	-	16,498,226	16,498,226
Total Liabilities	$-	$-	$17,202,577	$17,202,577

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability and conversion derivative liability) for the six months ended June 30, 2012.

Balance at beginning of year	$353,136
Additions to derivative instruments	7,893,627
Change in fair value of derivative liabilities	8,405,289
Reclassification upon conversion of debt	(153,826)
Balance at end of period	$16,498,226

LOSS PER SHARE

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and the exercise of our stock warrants. In accordance with ASC 260-45-20, common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss. Income of $664,907 reported for the three months ended June 30, 2012 resulted solely from gains and losses attributable to our derivative instruments. Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share since the inclusion of the common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting would be anti-dilutive.

There were 115,824,186 common share equivalents at June 30, 2012 and 14,694,305 at June 30, 2011, which have been excluded from the computation of the weighted average diluted shares.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued disclosure guidance related to the offsetting of assets and liabilities. The guidance requires an entity to disclose information about offsetting and related arrangements for recognized financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amended guidance is effective for us on a retrospective basis commencing in the first quarter of 2014. We are currently evaluating the impact of this new guidance on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 will be effective for the Company for goodwill impairment tests performed in the fiscal year ending September 30, 2013, with early adoption permitted. The adoption of this guidance is expected to have no impact on the Company’s consolidated financial condition and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Also, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 will be effective for the Company for the quarter ending December 31, 2012. The adoption of this guidance will have no impact on the Company’s financial condition and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies and changes the application of various fair value measurement principles and disclosure requirements, and will be effective for the Company in the second quarter of fiscal 2012 (January 1, 2012). The adoption of this guidance will have no impact on the Company’s consolidated financial condition and results of operations.

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

Greystone $100K Financing

On March 21, 2012, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC ("Greystone") providing for the sale by the Company to Greystone of a 8% convertible debenture in the principal amount of up to $100,000 (the “March Debenture”). The March Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears an interest rate of 8% per annum, payable semi-annually and on the Maturity Date. Greystone may convert, at any time, the outstanding principal and accrued interest on the March Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to the lesser of (i) a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (the “Conversion Price”).

With the exception of the shares that the Company is obligated to issue to previous investors, for as long as the March Debenture is outstanding, the Conversion Price of the March Debenture shall be subject to adjustment for issuances of Common Stock or securities convertible into common stock or exercisable for shares of Common Stock at a purchase price of less than the then-effective Conversion Price, on any unconverted amounts, such that the then applicable Conversion Price shall be adjusted using full-ratchet anti-dilution on such new issuances subject, to customary carve outs, including restricted shares granted to officers, and directors and consultants.

The conversion features of the March 2012 debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $1,398,576. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.185%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 718%; and (4) an expected life of 1 year. The Company has allocated $100,000 to debt discount, to be amortized over the life of the debt, with the balance of $1,298,576 being charged to expense at issue.

Flyback $150K Financing

On May 30, 2012, the Company entered into a Securities Purchase Agreement with Flyback LLC ("Flyback") providing for the sale by the Company to Flyback of a 8% convertible debenture in the principal amount of up to $150,000 (the “May Debenture”). The May Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears an interest rate of 8% per annum, payable semi-annually and on the Maturity Date. Flyback may convert, at any time, the outstanding principal and accrued interest on the May Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to the lesser of (i) a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (the “Conversion Price”).

With the exception of the shares that the Company is obligated to issue to previous investors, for as long as the May Debenture is outstanding, the Conversion Price of the May Debenture shall be subject to adjustment for issuances of Common Stock or securities convertible into common stock or exercisable for shares of Common Stock at a purchase price of less than the then-effective Conversion Price, on any unconverted amounts, such that the then applicable Conversion Price shall be adjusted using full-ratchet anti-dilution on such new issuances subject, to customary carve outs, including restricted shares granted to officers, and directors and consultants.

The conversion features of the May 2012 debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $1,819,405. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.185%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 647%; and (4) an expected life of 1 year. The Company has allocated $150,000 to debt discount, to be amortized over the life of the debt, with the balance of $1,669,405 being charged to expense at issue.

The warrants with price reset features have been adjusted due to the issuance of debt on March 21, 2012 and May 30, 2012. As a result, those warrants now total 2,900,000 with an exercise price of $0.15. The Company has recorded income of $2,217,661and expense of $38,184 for the three and six months ended June 30, 2012, respectively, related to the change in fair value of the warrants through the dates of adjustment. The Company has also recorded an expense of $103,487 and $3,798,131 for the three and six months ended June 30, 2012, respectively, due to the increase in the fair value of the warrants as a result of the modifications.

The conversion feature of the preferred stock has been adjusted due to the subsequent issuances of debt. As a result, the conversion price is now $0.15 per share or an aggregate of 500,000 shares of the Company’s common stock. The Company has recorded income of $382,353 and expense of $122,647 for the three and six months ended June 30, 2012, respectively, related to the change in fair value of the conversion feature of the preferred stock through the dates of adjustment. The Company has also recorded an expense of $17,843 and $531,863 for the three and six months ended June 30, 2012, respectively, due to the increase in the fair value of the conversion feature as a result of the modifications.

During the six months ended June 30, 2012 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $184,643 and $345,652 for the three and six months ended June 30, 2012, respectively, which has been charged to interest expense.

During the six months ended June 30, 2012, $10,000 of principal was converted into 59,171 shares of common stock. The Company has recorded income of $16,094 for the three and six months ended June 30, 2012, respectively, related to the change in fair value of the conversion feature through the date of conversion.

At June 30, 2012, we recalculated the fair value of our embedded conversion features and warrants subject to derivative accounting and have determined that their fair value at June 30, 2012 was $16,498,226. The value of the conversion liabilities and warrant liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.205% - 0.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 562% - 650%; and (4) an expected life of  1 – 4 years. We recorded income of $284,486 and expense of $8,260,552 during the three and six months ended June 30, 2012.

The Company is in default on six of its notes, aggregating $430,100 of unpaid principal and $67,757 of unpaid accrued interest. The Company has not repaid principal or accrued but unpaid interest that has become due and payable under the notes.  The Company is currently working with the note holders on making arrangements to honor its obligations under the notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the notes.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, with par value of $0.001 per share. There were 75,000 Series B shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2012 and December 31, 2011, there were 1,628,864 and 269,596 shares of common stock issued and outstanding, respectively.

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

During April 2012 we issued 50,000 shares of common stock in settlement of accounts payable in the amount of $19,774.

During May 2012 we issued 59,171 shares of common stock upon conversion of notes payable in the amount of $10,000.

Cortell Communications Agreement

On March 29, 2012, the Company entered into a consultant agreement pursuant to which the consultant shall provide, among other services, public relations, advisory and consulting services to the Company commencing on March 29, 2012 and ending on March 28, 2014.  As consideration for these services, the Company issued to the Consultant 250,000 shares of its common stock. The shares have been valued at $650,000 at March 31, 2012, based on the quoted market price of our common stock on March 30, 2012. We have charged $81,250 of the payment to expense during the second quarter of 2012, based on the 24 month term of the agreement. The remaining amount of $568,750 has been recorded as prepaid consulting fees at June 30, 2012. During the second half of 2012, we will assess the value of the services and will adjust the carrying amount of the prepayment and the related expense accordingly. We have charged $81,250 of the payment to expense during the second quarter of 2012, based on the 24 month term of the agreement.

Asset Purchase Agreement with Aegis Worldwide, LLC

On April 4, 2012 (the “Closing Date”), the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s chief financial officer (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Domain Names”) along with any information or materials proprietary to the Seller that relate to the  business or affairs associated with the Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”)).  In consideration for the purchase of the Assets, the Company issued to the Seller 1,000,000 shares of its common stock on March 29, 2012. The shares have been valued at $2,600,000 at March 31, 2012, based on the quoted market price of our common stock on March 20, 2012. This amount has been recorded as intangible asset acquisition at June 30, 2012. During the second half of 2012, we will assign a value to the assets acquired and adjust the carrying value accordingly.

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

NOTE 5 – SUBSEQUENT EVENTS

On July 19, 2012, the Company entered into a consulting agreement (the “Agreement”) with Sadore Consulting Group LLC (the “Consultant”) pursuant to which the Consultant agreed to provide certain strategic advisory services to the Company for a period of 30 days in consideration for (i) $15,000 and (ii) 250,000 shares of the Company’s common stock.

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

Shogun’s goal is to produce a premium line of energy drinks that are unique and appealing to all demographics, which adds to the allure of its product and the value of its brand.  Shogun does not directly manufacture the Shogun Energy® drink, but instead outsources the manufacturing process to third party bottlers and contract packers.

After careful review of the Company’s business model during the first half of 2011, the Company determined that the capital requirements and time to market for the products and services of Shogun were greater than had been previously expected.  As such, on June 30, 2011, the Company and Shogun entered into the Rescission Agreement, which relieved the Company of further capital investment in the Shogun business and allowed the Company to streamline its business operations and operate under a more efficient business model on a going forward basis. The assets, liabilities and operations of Shogun were spun-off on September 20, 2011 pursuant to the Rescission Agreement.

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

On May 24, 2011, the Company entered into a non-exclusive license agreement (the “Sorbco Non-Exclusive License Agreement”) with Plant Sorb LLC (“Sorbco”) pursuant to which the Company has the non-exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with certain Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The Sorbco Non-Exclusive License Agreement had an initial term commencing on the date of the Sorbco Non-Exclusive License Agreement and ending on May 31, 2011, and continues on a month-to-month basis thereafter unless terminated by either party on not less than thirty (30) days’ notice prior to the end of the initial term or any month-to-month extension.  On July 13, 2011, the Company entered into an exclusive license and distribution agreement (the “Sorbco Exclusive License Agreement” and together with the Sorbco Non-Exclusive License Agreement the “Sorbco Agreement”) with Sorbco pursuant to which the Company has the exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The Sorbco Exclusive License Agreement had an initial term ending on July 13, 2012, and shall continue on successive one-year terms thereafter unless terminated by either party for cause.  For purposes of the Sorbco Exclusive License Agreement, “cause” is defined as the Company not exceeding a threshold of five hundred thousand dollars ($500,000.00) of retail revenues through sales of Sorbco products during the initial term of the Sorbco Exclusive License Agreement. On July 12, 2012 the Company and Sorbco agreed to extend and amend the Sorbco Agreement to grant the Company the non-exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.

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

On April 4, 2012, the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s chief financial officer (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Aegis Domain Names”) along with any information or materials proprietary to the Seller that relate to the business or affairs associated with the Aegis Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”). In consideration for the purchase of the Assets, the Company agreed issue Seller 1,000,000 shares of Company’s common stock.
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

The cornerstone of our plan is the development of an online marketplace for many different types of goods.  The Company is developing innovative transactional e-commerce sites through a variety of different web properties. In these challenging economic times, we believe that consumers need access to many different types of goods leveraging the economies that come with shared consumption, along with a convenient and user friendly way to sell or monetize the goods that they currently own.

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

Management plans on developing an engaging community experience filled with user feedback and industry specific content that will further enhance the attractiveness of each stand-alone site.  At this time these sites are in the planning and development stages. The stand-alone sites that the company plans to launch are WatchLender.com, ToysLender.com, SneakerLender.com, Shoelender.com, ElectronicsLender.com and CoutureLender.com. Management plans to utilize existing relationships with various suppliers to source product to be offered on the sites. The company is working closely with outsourced third party developers to launch the first of these web and mobile platforms during the second half of 2012.

Recent Developments

On September 30, 2011, the Board of Directors and a majority of the voting capital stock of the Company took action by written consent authorizing the Company to amend its Certificate of Incorporation, as amended, to (1) effect a reverse stock split of the Company’s issued and outstanding shares of common stock, par value $.001 per share (the "Common Stock") at the ratio of 300-for-1 (the “Reverse Stock Split”), and (2) increase the number of authorized shares of Common Stock of the Company from 350,000,000 shares to 500,000,000 shares (the “Authorized Capital Change” and collectively with the Reverse Stock Split, the “Corporate Actions”). The Authorized Capital Change became effective on November 18, 2011.  The reverse stock split became effective on February 10, 2012 upon approval from FINRA. Unless otherwise stated, all share and per share amounts in these financial statements have been retroactively restated to reflect the effects of the reverse stock split.

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

Fair Value of Financial Instruments - Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of the Company’s derivative instruments is determined using option pricing models.

Results of Operations

Three Months ended June 30, 2012 as compared to the Three Months ended June 30, 2011

The results of operations for the corresponding 2012 and 2011 periods include Shogun’s operations through September 20, 2011, the date of closing on the Rescission. All of the revenue reported in the 2011 period resulted from Shogun’s operations. Comparisons between the comparable periods are not necessarily indicative of our future operations.

Revenues:

Net sales were $0 for the three months ended June 30, 2012 compared to net sales of $29,347 for the 2011 period, a decrease of $29,347, or 100%. Gross profit for the 2011 period was $8,518. The principal reason for the decrease in sales in 2012 is directly related to spin-off of the Shogun operations in September of 2011. Our revenues subsequent to the spin-off have been minimal as we implement our current business plan.

Operating expense:

Selling expense was $27,194 for the three months ended June 30, 2011, with no comparable expense in the current 2012 period. The reason for the decrease in 2012 is directly related to spin-off of the Shogun operations in September of 2011.

General and administrative expense for the three months ended June 30, 2012 was $181,738, as compared to $72,282 for the three months ended June 30, 2011, an increase of $109,456, or 151.42%. The principal reason for the increase in expense in 2012 is an increase in payroll of approximately $122,000 (resulting from prior period payroll accrual reversals recorded in the 2011 three month period) and an increase in stock-based consulting fees of $81,250, partially offset by a decrease in professional fees of approximately $57,000. Other expense decreases are directly related to spin-off of the Shogun operations in September of 2011. Current general and administrative expense consists primarily of payroll, professional fees and consulting fees.

Other income (expense):

We had income from the change in the fair value of our derivative liabilities of $2,900,594 during the three months ended June 30, 2012 as compared to income of $953,310 in the comparable 2011 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $9,981 during the three months ended June 30, 2012, with no comparable item in the 2011 period. The gain on debt conversion resulted from the issuance of common shares to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $2,063,930 during the three months ended June 30, 2012 as compared with interest expense of $3,169,381 during the three months ended June 30, 2011. Interest expense during the 2012 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $121,330 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $1,854,048. The balance of the expense for the 2012 period relates to the amortization of debt discount and interest accrued on the debt. Interest expense for the 2011 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $112,500 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $2,947,635. The balance of the expense for the 2011 period relates to the amortization of debt discount and interest accrued on the debt.

Net loss:

We reported net income of $664,907 and net loss of $2,307,029 during the three month periods ended June 30, 2012 and 2011, respectively, resulting from the components described above.

Six Months ended June 30, 2012 as compared to the Six Months ended June 30, 2011

The results of operations for the corresponding 2012 and 2011 periods include Shogun’s operations through September 20, 2011, the date of closing on the Rescission. All of the revenue reported in the 2011 period resulted from Shogun’s operations. Comparisons between the comparable periods are not necessarily indicative of our future operations.

Revenues:

Net sales were $424 for the six months ended June 30, 2012 compared to net sales of $59,908 for the 2011 period, a decrease of $59,484, or 99.29%. Gross profit was $424 and $28,467 for the 2012 and 2011 periods, respectively. The principal reason for the decrease in sales in 2012 is directly related to spin-off of the Shogun operations in September of 2011. Our revenues subsequent to the spin-off have been minimal as we implement our current business plan.

Operating expense:

Selling expense was $84,063 for the six months ended June 30, 2011, with no comparable expense in the current 2012 period. The reason for the decrease in 2012 is directly related to spin-off of the Shogun operations in September of 2011.

General and administrative expense for the six months ended June 30, 2012 was $272,581, as compared to $346,864 for the six months ended June 30, 2011, a decrease of $74,283, or 21.42%. The principal reason for the decrease in expense in 2012 is directly related to spin-off of the Shogun operations in September of 2011. Current general and administrative expense consists primarily of payroll, professional fees and stock-based consulting fees.

Other income (expense):

We had expense from the change in the fair value of our derivative liabilities of $8,405,289 during the six months ended June 30, 2012 as compared to income of $977,712 in the comparable 2011 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $9,981 during the six months ended June 30, 2012, with no comparable item in the 2011 period. The gain on debt conversion resulted from the issuance of common shares to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $7,827,928 during the six months ended June 30, 2012 as compared with interest expense of $3,236,447 during the six months ended June 30, 2011. Interest expense during the 2012 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $4,329,994 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $3,313,633. The balance of the expense for the 2012 period relates to the amortization of debt discount and interest accrued on the debt. Interest expense for the 2011 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $112,500 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $2,947,635. The balance of the expense for the 2011 period relates to the amortization of debt discount and interest accrued on the debt.

Net loss:

We reported net losses of $16,495,393 and $2,661,195 during the six month periods ended June 30, 2012 and 2011, respectively, resulting from the components described above.

Liquidity and Capital Resources

As of June 30, 2012 we had a working capital deficit of $17,864,260. During the six months ended June 30, 2012 we raised $250,000 in cash proceeds from the sale of convertible debentures (see below).

Operating Activities - For the six months ended June 30, 2012,  net cash used in operating activities was $143,296, primarily attributable to a loss of $224,139 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $80,843. Net cash used in operating activities for the six months ended June 30, 2011 was $270,793, primarily attributable to a loss of $423,348 (after adjusting for non-cash items) partially offset by an increase in accounts payable of $136,605.

Investing Activities -   For the six months ended June 30, 2012, net cash used in investing activities was $8,150 related to the build-out of intangible assets. For the six months ended June 30, 2011, net cash used in investing activities was $1,166, related to the purchases of furniture and equipment.

Financing Activities - For the six months ended June 30, 2012 and 2011, net cash provided by financing activities was $250,000 and $279,888, respectively. Net proceeds from loans obtained through bank, related parties and others were $250,000 and $318,575 during 2012 and 2011, respectively. During 2011 we repaid a bank overdraft of $7,121 and repaid other debt aggregating $31,566.

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

Greystone $100K Financing

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

Flyback $150K Financing

On May 30, 2012, the Company entered into a Securities Purchase Agreement with Flyback LLC ("Flyback") providing for the sale by the Company to Flyback of a 8% convertible debenture in the principal amount of up to $150,000 (the “May Debenture”). The May Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears an interest rate of 8% per annum, payable semi-annually and on the Maturity Date. Flyback may convert, at any time, the outstanding principal and accrued interest on the May Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to the lesser of (i) a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (the “Conversion Price”).

With the exception of the shares that the Company is obligated to issue to previous investors, for as long as the May Debenture is outstanding, the Conversion Price of the May Debenture shall be subject to adjustment for issuances of Common Stock or securities convertible into common stock or exercisable for shares of Common Stock at a purchase price of less than the then-effective Conversion Price, on any unconverted amounts, such that the then applicable Conversion Price shall be adjusted using full-ratchet anti-dilution on such new issuances subject, to customary carve outs, including restricted shares granted to officers, and directors and consultants.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

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

On June 13, 2011, the Company entered into a securities purchase agreement with Greystone providing for the sale by the Company to Greystone of a 10% convertible note in the aggregate principal amount of $50,000, due June 13, 2012 (the “Greystone June 2011 Note”). As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the Greystone June 2011 Note.  The Company is currently working with Greystone on making arrangements to honor its obligations under the Greystone June 2011 Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Greystone June 2011 Note.

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

  * Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANITY EVENTS HOLDING, INC.

Date: August 20, 2012	By:	/s/ Lloyd Lapidus
Name: Lloyd Lapidus
Title: Interim Chief Executive Officer (principal executive officer)