Form 10-Q
period 2012-09-30
Vanity Events Holding, Inc.
filed 2012-11-20
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(786) 763-3830
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

Number of shares of common stock issued and outstanding as of November 20, 2012 was 2,970,864.

VANITY EVENTS HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

EXPLANATORY NOTE

In filing this Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012 on November 20, 2012, Vanity Events Holding, Inc. (the “Company”) is relying on the order issued by the Securities and Exchange Commission (the “Commission”)  (Release No. 68224) providing relief to registrants unable, due to Hurricane Sandy and its aftermath, to meet a filing deadline occurring during the period from and including October 29, 2012 to November 20, 2012, provided that such report, schedule or form is filed on or before November 21, 2012.

Pursuant to such order, as stated in the Company’s Form NT 10-Q filed with the Commission on November 14, 2012, the Company informed the Commission that in connection with the recent devastation to the New York metropolitan area from Hurricane Sandy, the Company’s normal process for compilation and review of its financial statements was delayed  since the Company’s outside accountant was not able to access the Company’s accounting records. As a result, the Company was unable to process this Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012 before its original filing deadline of November 14, 2012.

PART I

ITEM 1. FINANCIAL STATEMENTS

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$5,483	$16,324

Total current assets	5,483	16,324

Prepaid consulting fee	487,500	-
Intangible assets	2,622,650	-

Total assets	$3,115,633	$16,324

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$401,266	$365,501
Notes payable - other, net of discount of $150,469 and $133,093, respectively	785,906	563,282
Accrued payroll liabilities and sales tax liabilities	310,956	305,544
Other liabilities	37,169	37,169
Derivative liabilities	13,327,343	353,136
Total current liabilities	14,862,640	1,624,632

Stockholders' deficit

Preferred stock, undesignated, authorized 49,925,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding, respectively	75	75
Common stock authorized 500,000,000 shares, $0.001 par value,
1,878,864 and 269,596 shares issued and outstanding, respectively	1,879	270
Additional paid in capital	3,872,109	156,752
Accumulated deficit	(15,621,070)	(1,765,405)
Total stockholders' deficit	(11,747,007)	(1,608,308)

Total liabilities and stockholders' deficit	$3,115,633	$16,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues*	$-	$35,131	$424	$95,039
Cost of goods sold*	-	11,013	-	42,454

Gross profit	-	24,118	424	52,585

Operating expense:
Selling expense*	-	22,135	-	106,198
General and administrative expense	429,768	198,517	702,349	545,381

Total operating expense	429,768	220,652	702,349	651,579

Loss from operations	(429,768)	(196,534)	(701,925)	(598,994)

Gain (loss) on change in fair value of derivative liability	5,514,096	2,205,286	(2,891,193)	3,182,998
Gain on conversion of debt	-	6,811	9,981	6,811
Interest expense	(2,444,600)	(127,390)	(10,272,528)	(3,363,837)

Income (loss) before provision for income taxes	2,639,728	1,888,173	(13,855,665)	(773,022)

Provision for income taxes	-	-	-	-

Net income (loss)	2,639,728	1,888,173	(13,855,665)	(773,022)
Preferred dividend	(1,875)	(41,250)	(9,150)	(41,250)

Net income (loss) attributable to common shareholders	$2,637,853	$1,846,923	$(13,864,815)	$(814,272)

Basic and diluted income (loss) per share	$1.48	$7.81	$(11.27)	$(3.36)

Weighted average shares outstanding,
Basic and diluted	1,781,038	241,661	1,229,093	229,900

* Amounts reported for the 2011 three and nine month periods represent the operations of the subsidiary which was spun-off during the year ended December 31, 2011.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(13,855,665)	$(773,022)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	-	13,836
Allowance for doubtful accounts	-	(3,966)
Amortization of stock based prepaid fees	162,500	-
Common stock issued for services	302,500	650
Gain on debt conversion	(9,981)	(6,811)
Change in fair value of derivative liability	2,891,193	(3,182,998)
Amortization of debt discount	10,219,464	3,314,553
Changes in operating assets and liabilities:
Accounts receivable	-	(21,931)
Inventory	-	38,213
Other assets	-	10,184
Accounts payable and other current liabilities	51,798	254,315

Net cash used in operating activities	(238,191)	(356,977)

Cash flows from investing activities:
Cash paid for fixed and intangible assets	(22,650)	(1,166)

Net cash used in investing activities	(22,650)	(1,166)

Cash flows from financing activities:
Sale of preferred stock	-	75,000
Bank overdraft	-	(4,273)
Repayments of notes payable - bank	-	(4,102)
Proceeds from notes payable - related parties	-	51,375
Repayments of notes payable - related parties	-	(14,097)
Proceeds from notes payable - other	250,000	271,500
Repayments of notes payable - other	-	(15,000)

Net cash provided by financing activities	250,000	360,403

Net (decrease) increase in cash	(10,841)	2,260
Cash, beginning of period	16,324	294
Cash, end of period	$5,483	$2,554

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$6,430

Non-cash investing and financing activities:
Common stock issued for purchase of assets	$2,600,000	$-
Common stock issued as payment of prepaid consulting fees	650,000	-
Common stock issued as payment of accounts payable	19,774
Note payable issued as payment for accounts payable	-	84,775
Note payable converted to common stock	10,000	14,900
Derivative liability of conversion feature of debt	3,960,468	2,947,635
Derivative liability of warrants issued with debt	-	235,000
Increase in derivative liability resulting from modifications	6,276,372	137,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011
(Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

COMPANY OVERVIEW

Nature of Operations

VANITY EVENTS HOLDING, INC.  (the “Company” or “Vanity” or “we” or “our”), was organized as a Delaware Corporation on August 25, 2004, and is a holding company. The primary focus of the company is the development of e-commerce sites in the collaborative consumption market place. Management is also active in reviewing potential acquisitions that they believe will enhance the value of the company. Utilizing the acquired trademark of America’s Cleaning Company™, Vanity had established a cleaning company offering a full range of residential and commercial cleaning services as its only operating business until December 2010. In September 2010, the Company was forced to suspend its cleaning services operations due to a lack of available funds. In December 2010, we entered into a share exchange agreement (“Exchange Agreement”) by and among the Company, Shogun Energy, Inc., a South Dakota corporation (“Shogun”), Shawn Knapp, the principal shareholder of Shogun (the “Principal Shareholder”) and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with the Principal Shareholder, the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of the Company’s series A preferred stock (the “Exchange”). Each share of series A preferred stock shall be entitled to 1,604 pre-reverse split votes per share and shall be convertible into 1,604 pre-reverse split shares of the Company’s common stock.  Upon filing an amendment to the Company’s certificate of incorporation to increase the number of shares of authorized common stock so that there is an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock (the “Amendment”), the shares of series A preferred stock will be automatically converted into an aggregate of 802,000,000 pre-reverse split shares of the Company’s common stock.  The Exchange Agreement contains customary terms and conditions for a transaction of this type, including representations, warranties and covenants, as well as provisions describing the Exchange consideration, the process of exchanging the consideration and the effect of the Exchange.   The closing of the transaction took place on December 31, 2010.

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

The first major area in which we moved this model forward leveraged our Sorbco Agreement (as defined below) with the launch of the Plant Sorb product. We also established an online ecommerce presence with www.thereisaproductforthat.com ; in both cases, we will end up receiving our revenue for products sold sequentially ahead of when we have to pay our fulfillment partners.

Sorbco Exclusive License and Distribution Agreement

On July 13, 2011, the Company entered into an exclusive license and distribution agreement (the “Sorbco Agreement”) with Plant Sorb LLC (“Sorbco”) pursuant to which the Company will have the exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The License Agreement shall have an initial term ending on July 13, 2012, and shall continue on successive one-year terms thereafter unless terminated by either party for cause.  For purposes of the Sorbco Agreement, “cause” is defined as the Company not exceeding a threshold of five hundred thousand dollars ($500,000) of retail revenues through sales of Sorbco products during the initial term of the Sorbco Agreement.On July 12, 2012 the Company and Sorbco agreed to extend and amend the Sorbco Agreement to grant the Company the non-exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark. On September 21, 2012 the Company and Sorbco agreed to terminate the agreement.

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

On February 29, 2012, the Company entered into a domain name assignment agreement with Greg Pippo, the Company’s former chief financial officer ( “Pippo”), pursuant to which Pippo assigned all of his  rights, title and interest and goodwill in or associated with the domain names www.buyborroworsell.com and www.buyborroworsell.net (the “Domain Names”), together with any unregistered or registered trademarks, service marks, copyrights or other intellectual property or property rights based on or in any way related to the Domain Names.

On April 4, 2012, the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Pippo ( “Aegis”), pursuant to which Aegis agreed to sell, transfer, convey, and deliver to the Company, all of Aegis’s right, title and interest and goodwill in or associated with certain domain names (the “Aegis Domain Names”) along with any information or materials proprietary to Aegis that relate to the  business or affairs associated with the Aegis Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets").

Simultaneously with the execution of the Aegis Agreement, on April 4, 2012, the parties entered into an option agreement, pursuant to which Aegis shall have the option to purchase the Assets and all enhancements to the Assets from the Company in consideration for (i) an amount in cash equal to the net proceeds used by the Company for the enhancement of the Assets on or after April 4, 2012 and (ii) the cancellation of the shares issued to Aegis in connection with the Aegis Agreement. The option is exercisable beginning on the twelve month anniversary of the Closing Date and terminating on the 24 month anniversary of the Closing Date.

At this time the company is focusing on the development of e-commerce sites in the collaborative consumption marketplace.   In these challenging economic times, we believe that consumers need access to many different types of goods leveraging the economies that come with shared consumption, along with a convenient and user friendly way to sell or monetize the goods that they currently own.

Our web properties will house several stand-alone sites specifically addressing areas management has identified as attractive in the world of collaborative consumption. What that in turn means is that the consumer will not own the goods unless they are purchased outright, instead they will enjoy the use of them through the access that their membership fees allow. The Company plans to offer strong mobile applications to support these sites, as well as leveraging both social and traditional media to build consumer awareness.

Management plans on developing an engaging community experience filled with user feedback and industry specific content that will further enhance the attractiveness of each stand-alone site.  At this time these sites are in the planning and development stages. It is currently planned that the first site to be launched will be watchlender.com. This site will offer the consumer a range of luxury watches for rent or for purchase. Using this experience it is planned to launch additional sites utilizing the website domains that the Company has purchased including ToysLender.com, SneakerLender.com, FineArtLender.com, Shoelender.com, ElectronicsLender.com and CoutureLender.com. Management plans to utilize existing relationships with various suppliers to source product to be offered on the sites. The company is working closely with outsourced third party developers to launch the first of these web and mobile platforms.

BASIS OF PRESENTATION AND GOING CONCERN

Changes in Basis of Presentation

The 2011 financial information has been recast so that the basis of presentation is consistent with that of the 2012 financial information. This recast reflects the 1-for-300 reverse stock split of the Company’s common stock that became effective on February 10, 2012.

We have incurred a net loss of $13,855,665 for the nine months ended September 30, 2012; of this loss, $2,891,193 was the result of a net, non-cash expense from the change in value of derivative instruments and $10,219,464 was the result of a non-cash expense for debt discount and financing expense related to the issuance and modification of derivative instruments. As of September 30, 2012 we have negative working capital of $14,857,157 and a stockholders’ deficit of $11,747,007. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at September 30, 2012.

Management has implemented business plans as described above. Our ability to implement our current business plan and continue as a going concern ultimately is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and to achieve profitable operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$5,483	$-	$-	$5,483
Total Assets	$5,483	$-	$-	$5,483
Liabilities
Notes payable	$-	$-	$785,906	$785,906
Conversion derivative liabilities	-	-	13,327,343	13,327,343
Total Liabilities	$-	$-	$14,113,249	$14,113,249

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability and conversion derivative liability) for the nine months ended September 30, 2012.

Balance at beginning of year	$353,136
Additions to derivative instruments	10,236,840
Change in fair value of derivative liabilities	2,891,193
Reclassification upon conversion of debt	(153,826)
Balance at end of period	$13,327,343

LOSS PER SHARE

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and the exercise of our stock warrants. In accordance with ASC 260-45-20, common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss. Income of $2,639,728 reported for the three months ended September 30, 2012 resulted solely from gains and losses attributable to our derivative instruments. Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share since the inclusion of the common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting would be anti-dilutive.

There were 120,515,854 common share equivalents at September 30, 2012 and 2,230,749 at September 30, 2011, which have been excluded from the computation of the weighted average diluted shares.

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

On September 21, 2012 Greystone Capital Partners assigned the March 21, 2012 note to Adam Wasserman.

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

With the exception of the shares that the Company is obligated to issue to previous investors, for as long as the May Debenture is outstanding, the Conversion Price of the May Debenture shall be subject to adjustment for issuances of Common Stock or securities convertible into common stock or exercisable for shares of Common Stock at a purchase price of less than the then-effective Conversion Price, on any unconverted amounts, such that the then applicable Conversion Price shall be adjusted using full-ratchet anti-dilution on such new issuances, subject to customary carve outs, including restricted shares granted to officers, and directors and consultants.

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

IBC Funds LLC $21,500 Debenture

On September 18, 2012, the Company entered into an Exchange Agreement with IBC Funds, LLC (“IBC”), pursuant to which the Company and IBC agreed to exchange two promissory notes held by IBC in the aggregate principal amount of $21,500 (collectively, the “Notes”) for an 8% convertible debenture in the aggregate principal amount of $21,500 (the “September Debenture”). The September Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable semi-annually and on the Maturity Date. IBC may convert, at any time, the outstanding principal and accrued interest on the September Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to the lesser of (i) a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (the “Conversion Price”).

With the exception of the shares that the Company is obligated to issue to previous investors, for as long as the September Debenture is outstanding, the Conversion Price of the September Debenture shall be subject to adjustment for issuances of Common Stock or securities convertible into common stock or exercisable for shares of Common Stock at a purchase price of less than the then-effective Conversion Price, on any unconverted amounts, such that the then applicable Conversion Price shall be adjusted using full-ratchet anti-dilution on such new issuances, subject to customary carve outs, including restricted shares granted to officers, and directors and consultants.

The conversion features of the September 2012 debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $250,981, which has been charged to expense at issue. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.175%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 593%; and (4) an expected life of 1 year.

The warrants with price reset features have been adjusted due to the issuance of debt on March 21, 2012, May 30, 2012 and September 18, 2012. As a result, those warrants now total 4,306,932 with an exercise price of $0.101. The Company has recorded income of $1,943,181and $1,904,997 for the three and nine months ended September 30, 2012, respectively, related to the change in fair value of the warrants through the dates of adjustment. The Company has also recorded an expense of $1,660,140 and $5,458,271 for the three and nine months ended September 30, 2012, respectively, due to the increase in the fair value of the warrants as a result of the modifications.

The conversion feature of the preferred stock has been adjusted due to the subsequent issuances of debt. As a result, the conversion price is now $0.101 per share or an aggregate of 742,574 shares of the Company’s common stock. The Company has recorded income of $335,000 and $212,353 for the three and nine months ended September 30, 2012, respectively, related to the change in fair value of the conversion feature of the preferred stock through the dates of adjustment. The Company has also recorded an expense of $286,238 and $818,101 for the three and nine months ended September 30, 2012, respectively, due to the increase in the fair value of the conversion feature as a result of the modifications.

During the nine months ended September 30, 2012 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $145,854 and $491,506 for the three and nine months ended September 30, 2012, respectively, which has been charged to interest expense.

During the nine months ended September 30, 2012, $10,000 of principal was converted into 59,171 shares of common stock. The Company has recorded income of $16,094 for the nine months ended September 30, 2012, related to the change in fair value of the conversion feature through the date of conversion.

At September 30, 2012, we recalculated the fair value of our embedded conversion features and warrants subject to derivative accounting and have determined that their fair value at September 30, 2012 was $13,327,343. The value of the conversion liabilities and warrant liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.175% - 0.4375%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 536% - 602%; and (4) an expected life of  1 – 3.75 years. We recorded income of $3,235,915 and expense of $5,024,637 during the three and nine months ended September 30, 2012.

The Company is in default on six of its notes, aggregating $430,100 of unpaid principal and $78,512 of unpaid accrued interest. The Company has not repaid principal or accrued but unpaid interest that has become due and payable under the notes.  The Company is currently working with the note holders on making arrangements to honor its obligations under the notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the notes.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, with par value of $0.001 per share. There were 75,000 Series B shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2012 and December 31, 2011, there were 1,878,864 and 269,596 shares of common stock issued and outstanding, respectively.

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

Cortell Communications Agreement

On March 29, 2012, the Company entered into a consultant agreement pursuant to which the consultant shall provide, among other services, public relations, advisory and consulting services to the Company commencing on March 29, 2012 and ending on March 28, 2014.  As consideration for these services, the Company issued to the Consultant 250,000 shares of its common stock. The shares have been valued at $650,000 at March 31, 2012, based on the quoted market price of our common stock on March 30, 2012. We have charged $81,250 and $162,500 of the payment to expense during the three and nine months ended September 30, respectively, based on the 24 month term of the agreement. The remaining amount of $487,500 has been recorded as prepaid consulting fees at September 30, 2012. During the first quarter of 2013, we will assess the value of the services and will adjust the carrying amount of the prepayment and the related expense accordingly.

Asset Purchase Agreement with Aegis Worldwide, LLC

On April 4, 2012 (the “Closing Date”), the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s chief financial officer (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Domain Names”) along with any information or materials proprietary to the Seller that relate to the  business or affairs associated with the Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”)).  In consideration for the purchase of the Assets, the Company issued to the Seller 1,000,000 shares of its common stock on March 29, 2012. The shares have been valued at $2,600,000 at March 31, 2012, based on the quoted market price of our common stock on March 20, 2012. This amount has been recorded as intangible asset acquisition at September 30, 2012. During the first quarter of 2013, we will assign a value to the assets acquired and adjust the carrying value accordingly.

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

Sadore Consulting Group LLC Agreement

On July 19, 2012, the Company entered into a consulting agreement (the “Agreement”) with Sadore Consulting Group LLC (the “Consultant”) pursuant to which the Consultant agreed to provide certain strategic advisory services to the Company for a period of 30 days in consideration for (i) $15,000 and (ii) 250,000 shares of the Company’s common stock. The shares were issued during the third quarter of 2012 and have been valued at $302,500, based on the quoted market price of our common stock on July 19, 2012. This amount has been charged to expense in full during the third quarter of 2012.

NOTE 5 – SUBSEQUENT EVENTS

In November 2012 we issued 92,000 shares of common stock upon conversion of notes payable in the amount of $11,316.

On October 12, 2012 the Company received notice of Aegis Worldwide LLC’s intention to return to treasury the 1,000,000 shares of common stock issued in connection with the April 4 2012 Asset Purchase Agreement. The Company accepted the return of the shares without conditions.

On October 26, 2012, Company entered into a Securities Purchase Agreement (the “Oct 2012 Purchase Agreement”) with Monroe Milstein, an accredited investor (the “October 2012 Investor”), providing for the sale by the Company to the October 2012 Investor of a 10% convertible debenture in the principal amount of $200,000 (the “October 2012 Debenture”). The October 2012 Debenture matures on the second anniversary of the date of issuance (the “October 2012 Maturity Date”) and bears interest a rate of 10% per annum, payable semi-annually and on the October 2012 Maturity Date. The October 2012 Investor may convert, at any time, the outstanding principal and accrued interest on the October 2012 Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is a fifty percent (50%) discount of the lowest closing price of the Common Stock during the ten (10) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties.

On November 7, 2012 the Company entered into an employment agreement with Phil Ellett under which Mr. Ellett will be issued 2,000,000 shares of common stock. The shares shall be issued with a substantial right of forfeiture as follows: The Employee cannot transfer the shares and must return all shares to the Employer if he terminates employment within two years from date of issuance.

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

Overview

The Company is a holding company. The primary focus of the company is the development of e-commerce sites in the collaborative consumption market place. Management is also active in reviewing potential acquisitions that they believe will enhance the value of the company.  Utilizing their licensed trademark of America’s Cleaning Company™, Vanity established a cleaning company offering residential and commercial cleaning services. This company intended to expand its reach through national franchising. In addition, the Company also sought out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.   Upon the closing of transactions contemplated by the Exchange Agreement, the Company shifted its operations beginning in 2011 to focus on the business of Shogun Energy, Inc.

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

On May 24, 2011, the Company entered into a non-exclusive license agreement (the “Sorbco Non-Exclusive License Agreement”) with Plant Sorb LLC (“Sorbco”) pursuant to which the Company has the non-exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with certain Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The Sorbco Non-Exclusive License Agreement had an initial term commencing on the date of the Sorbco Non-Exclusive License Agreement and ending on May 31, 2011, and continues on a month-to-month basis thereafter unless terminated by either party on not less than thirty (30) days’ notice prior to the end of the initial term or any month-to-month extension.  On July 13, 2011, the Company entered into an exclusive license and distribution agreement (the “Sorbco Exclusive License Agreement” and together with the Sorbco Non-Exclusive License Agreement the “Sorbco Agreement”) with Sorbco pursuant to which the Company has the exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark.  The Sorbco Exclusive License Agreement had an initial term ending on July 13, 2012, and shall continue on successive one-year terms thereafter unless terminated by either party for cause.  For purposes of the Sorbco Exclusive License Agreement, “cause” is defined as the Company not exceeding a threshold of five hundred thousand dollars ($500,000.00) of retail revenues through sales of Sorbco products during the initial term of the Sorbco Exclusive License Agreement.   On July 12, 2012 the Company and Sorbco agreed to extend and amend the Sorbco Agreement to grant the Company the non-exclusive right and license to (i) market, sell, distribute and otherwise deal in commerce with the Sorbco products in the United States through any media and (ii) use Sorbco’s trademark. . On September 21, 2012 the Company and Sorbco agreed to terminate the agreement.

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

On February 29, 2012, the Company entered into a domain name assignment agreement with Greg Pippo, the Company’s former chief financial officer ( “Pippo”), pursuant to which Pippo assigned all of his  rights, title and interest and goodwill in or associated with the domain names www.buyborroworsell.com and www.buyborroworsell.net (the “Domain Names”), together with any unregistered or registered trademarks, service marks, copyrights or other intellectual property or property rights based on or in any way related to the Domain Names.  In consideration for the assignment of the Domain Names, the Company agreed to pay Pippo$2,500 for the fees and expenses related to the Domain Names incurred by Pippoto date.

On April 4, 2012, the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s former chief financial officer (the “Aegis”), pursuant to which Aegis agreed to sell, transfer, convey, and deliver to the Company, all of Aegis’s right, title and interest and goodwill in or associated with certain domain names (the “Aegis Domain Names”) along with any information or materials proprietary to Aegis that relate to the business or affairs associated with the Aegis Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”). In consideration for the purchase of the Assets, the Company agreed issue Aegis 1,000,000 shares of Company’s common stock. On October 12, 2012 the Company received notice of Aegis Worldwide LLC’s intention to return to treasury the 1,000,000 shares of common stock issued in connection with the April 4 2012 Asset Purchase Agreement. The Company accepted the return of the shares without conditions.

Simultaneously with the execution of the Aegis Agreement, on April 4, 2012, the parties entered into an option agreement, pursuant to which Aegis shall have the option to purchase the Assets and all enhancements to the Assets from the Company in consideration for (i) an amount in cash equal to the net proceeds used by the Company for the enhancement of the Assets on or after April 4, 2012 and (ii) the cancellation of the shares issued to Aegis. The option is exercisable beginning on the twelve month anniversary of the Closing Date and terminating on the 24 month anniversary of the Closing Date.

At this time the company is focusing on the development of e-commerce sites in the collaborative consumption marketplace.  In these challenging economic times, we believe that consumers need access to many different types of goods leveraging the economies that come with shared consumption, along with a convenient and user friendly way to sell or monetize the goods that they currently own.

Our web properties will house several stand-alone sites specifically addressing areas management has identified as attractive in the world of collaborative consumption. What that in turn means is that the consumer will not own the goods unless they are purchased outright, instead they will enjoy the use of them through the access that their membership fees allow. The Company plans to offer strong mobile applications to support these sites, as well as leveraging both social and traditional media to build consumer awareness.

Management plans on developing an engaging community experience filled with user feedback and industry specific content that will further enhance the attractiveness of each stand-alone site.  At this time these sites are in the planning and development stages. It is currently planned that the first site to be launched will be watchlender.com. This site will offer the consumer a range of luxury watches for rent or for purchase. Using this experience it is planned to launch additional sites utilizing the website domains that the Company has purchased including, ToysLender.com, SneakerLender.com, FineArtLender.com, Shoelender.com , ElectronicsLender.com and CoutureLender.com . Management plans to utilize existing relationships with various suppliers to source product to be offered on the sites. The company is working closely with outsourced third party developers to launch the first of these web and mobile platforms.

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

Results of Operations

Three Months ended September 30, 2012 as compared to the Three Months ended September 30, 2011

The results of operations for the corresponding 2012 and 2011 periods include Shogun’s operations through September 20, 2011, the date of closing on the Rescission. All of the revenue reported in the 2011 period resulted from Shogun’s operations. Comparisons between the comparable periods are not necessarily indicative of our future operations.

Revenues:

Net sales were $0 for the three months ended September 30, 2012 compared to net sales of $35,131 for the 2011 period, a decrease of $35,131, or 100%. Gross profit for the 2011 period was $24,118. The principal reason for the decrease in sales in 2012 is directly related to spin-off of the Shogun operations in September of 2011. Our revenues subsequent to the spin-off have been minimal as we implement our current business plan.

Operating expense:

Selling expense was $22,135 for the three months ended September 30, 2011, with no comparable expense in the current 2012 period. The reason for the decrease in 2012 is directly related to spin-off of the Shogun operations in September of 2011.

General and administrative expense for the three months ended September 30, 2012 was $429,768, as compared to $198,517 for the three months ended September 30, 2011, an increase of $231,251, or 116.49%. The principal reasons for the increase in expense in 2012 are an increase in stock-based consulting fees of $383,750, partially offset by decreases in payroll of approximately $60,000 (resulting from current period payroll accrual adjustments) and in professional fees of approximately $24,000. Other expense decreases aggregating approximately $63,000 are directly related to spin-off of the Shogun operations in September of 2011. Current general and administrative expense consists primarily of payroll, professional fees and consulting fees.

Other income (expense):

We had income from the change in the fair value of our derivative liabilities of $5,514,096 during the three months ended September 30, 2012 as compared to income of $2,205,286 in the comparable 2011 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $0 during the three months ended September 30, 2012, compared to gain of $6,811 in the 2011 period. The gain on debt conversion resulted from the issuance of common shares to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $2,444,600 during the three months ended September 30, 2012 as compared with interest expense of $127,390 during the three months ended September 30, 2011. Interest expense during the 2012 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $1,946,378 and derivative liabilities issued during the period aggregating $396,835. The balance of the expense for the 2012 period relates to the amortization of debt discount and interest accrued on the debt. Interest expense for the 2011 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $25,000. The balance of the expense for the 2011 period relates to the amortization of debt discount and interest accrued on the debt.

Net Income:

We reported net income of $2,639,728 and $1,888,173 during the three month periods ended September 30, 2012 and 2011, respectively, resulting from the components described above.

Nine Months ended September 30, 2012 as compared to the Nine Months ended September 30, 2011

The results of operations for the corresponding 2012 and 2011 periods include Shogun’s operations through September 20, 2011, the date of closing on the Rescission. All of the revenue reported in the 2011 period resulted from Shogun’s operations. Comparisons between the comparable periods are not necessarily indicative of our future operations.

Revenues:

Net sales were $424 for the nine months ended September 30, 2012 compared to net sales of $95,039 for the 2011 period, a decrease of $94,615, or 99.55%. Gross profit was $424 and $52,585 for the 2012 and 2011 periods, respectively. The principal reason for the decrease in sales in 2012 is directly related to spin-off of the Shogun operations in September of 2011. Our revenues subsequent to the spin-off have been minimal as we implement our current business plan.

Operating expense:

Selling expense was $106,198 for the nine months ended September 30, 2011, with no comparable expense in the current 2012 period. The reason for the decrease in 2012 is directly related to spin-off of the Shogun operations in September of 2011.

General and administrative expense for the nine months ended September 30, 2012 was $702,349, as compared to $545,381 for the nine months ended September 30, 2011, an increase of $156,968, or 28.78%. The principal reasons for the increase in expense in 2012 are increases in stock-based consulting fees of $465,000 and in payroll of approximately $25,000 partially offset by a decrease in professional fees of approximately $165,000. Other expense decreases aggregating approximately $167,000 are directly related to spin-off of the Shogun operations in September of 2011. Current general and administrative expense consists primarily of payroll, professional fees and consulting fees.

Other income (expense):
We had expense from the change in the fair value of our derivative liabilities of $2,891,193 during the nine months ended September 30, 2012 as compared to income of $3,182,998 in the comparable 2011 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $9,981 during the nine months ended September 30, 2012 as compared to gain of $6,811in the 2011 period. The gain on debt conversion resulted from the issuance of common shares to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $10,272,528 during the nine months ended September 30, 2012 as compared with interest expense of $3,363,837 during the nine months ended September 30, 2011. Interest expense during the 2012 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $6,276,372 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $3,710,468. The balance of the expense for the 2012 period relates to the amortization of debt discount and interest accrued on the debt. Interest expense for the 2011 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $137,500 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $2,947,635. The balance of the expense for the 2011 period relates to the amortization of debt discount and interest accrued on the debt.

Net loss:

We reported net losses of $13,855,665 and $773,022 during the nine month periods ended September 30, 2012 and 2011, respectively, resulting from the components described above.

Liquidity and Capital Resources

As of September 30, 2012 we had a working capital deficit of $14,857,157. During the nine months ended September 30, 2012 we raised $250,000 in cash proceeds from the sale of convertible debentures (see below).

Operating Activities - For the nine months ended September 30, 2012,  net cash used in operating activities was $238,191, primarily attributable to a loss of $289,989 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $51,798. Net cash used in operating activities for the nine months ended September 30, 2011 was $356,977, primarily attributable to a loss of $637,758 (after adjusting for non-cash items) partially offset by an increase in accounts payable of $254,315.

Investing Activities -   For the nine months ended September 30, 2012, net cash used in investing activities was $22,650 related to the build-out of intangible assets. For the nine months ended September 30, 2011, net cash used in investing activities was $1,166, related to the purchases of furniture and equipment.

Financing Activities - For the nine months ended September 30, 2012 and 2011, net cash provided by financing activities was $250,000 and $360,403, respectively. Net proceeds from loans obtained through bank, related parties and others were $250,000 and $322,875 during 2012 and 2011, respectively. During 2011 we repaid a bank overdraft of $4,273 and repaid other debt aggregating $33,199. Also during 2011 we received proceeds of $75,000 from the sale of preferred stock.

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

On September 21, 2012 Greystone Capital Partners assigned the March 21, 2012 note to Adam Wasserman.

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

IBC Funds LLC $21,500 Debenture

On September 18, 2012, the Company entered into an Exchange Agreement with IBC Funds, LLC (“IBC”), pursuant to which the Company and IBC agreed to exchange two promissory notes held by IBC in the aggregate principal amount of $21,500 (collectively, the “Notes”) for an 8% convertible debenture in the aggregate principal amount of $21,500 (the “September Debenture”). The September Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable semi-annually and on the Maturity Date. IBC may convert, at any time, the outstanding principal and accrued interest on the September Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to the lesser of (i) a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (the “Conversion Price”).

With the exception of the shares that the Company is obligated to issue to previous investors, for as long as the September Debenture is outstanding, the Conversion Price of the September Debenture shall be subject to adjustment for issuances of Common Stock or securities convertible into common stock or exercisable for shares of Common Stock at a purchase price of less than the then-effective Conversion Price, on any unconverted amounts, such that the then applicable Conversion Price shall be adjusted using full-ratchet anti-dilution on such new issuances, subject to customary carve outs, including restricted shares granted to officers, and directors and consultants.

The conversion features of the September 2012 debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $250,981, which has been charged to expense at issue. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.175%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 593%; and (4) an expected life of 1 year.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

PART II

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

On October 6, 2011, the Company entered into a securities purchase agreement with Greystone providing for the sale by the Company to Greystone of a 10% convertible note in the aggregate principal amount of $50,000, due October 6, 2012 (the “Greystone October 2011 Note”). As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the Greystone October 2011 Note.  The Company is currently working with Greystone on making arrangements to honor its obligations under the Greystone October 2011 Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Greystone October 2011 Note.

On November 10, 2011, the Company entered into a securities purchase agreement with Greystone providing for the sale by the Company to Greystone of a 10% convertible note in the aggregate principal amount of $50,000, due November 10, 2012 (the “Greystone Nov 2011 Note”). As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the Greystone Nov 2011 Note.  The Company is currently working with Greystone on making arrangements to honor its obligations under the Greystone Nov 2011 Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Greystone Nov 2011 Note.

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

VANITY EVENTS HOLDING, INC.

Date: November 20, 2012	By:	/s/ Phil Ellett
Name: Phil Ellett
Title: Chief Executive Officer (principal executive officer and principal financial officer)