Form 10-K
period 2012-12-31
Vanity Events Holding, Inc.
filed 2013-04-15
CIK 1393935

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,777,499.40 computed by reference to the closing price of the Company’s common stock as quoted on the Over-the-Counter Bulletin Board on March 28, 2013. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 29, 2013 the registrant had 3,685,526 shares of common stock, par value $0.001 per share outstanding.

VANITY EVENTS HOLDING, INC.

 FORM 10-K

PART I

This Report on Form 10-K for Vanity Events Holding, Inc. may contain forward-looking statements.  Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

Unless otherwise stated or the context requires otherwise, references in this Annual Report on Form 10-K to “Vanity Events Holding, Inc.”, the “Company”, “Vanity”, “we”, “us”, or “our” refer to Vanity Events Holding, Inc. and its subsidiaries.

 ITEM 1.    BUSINESS.

Corporate History

Vanity Events Holding, Inc. was incorporated in the State of Delaware on November 22, 2006 under the name Map V Acquisition, Inc.

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

On December 31, 2010, the Company entered into a share exchange agreement (“Exchange Agreement”) by and among the Company, Shogun Energy, Inc., a South Dakota corporation (“Shogun”), Shawn Knapp, the principal shareholder of Shogun (the “Principal Shareholder”) and the other shareholders of Shogun (the “Shogun Shareholders” and collectively with the Principal Shareholder, the “Shareholders”).  Pursuant to the terms of the Exchange Agreement, the Shareholders exchanged an aggregate of 100% of the issued and outstanding shares of capital stock of Shogun in exchange for 500,000 shares of the Company’s Series A Preferred stock (the “Exchange”). Each share of Series A Preferred stock is entitled to 1,604 pre-reverse split votes per share and is be convertible into 1,604 pre-reverse split shares of the Company’s common stock.  Upon filing an amendment to the Company’s certificate of incorporation to increase the number of shares of authorized common stock so that there were an adequate amount of shares of authorized common stock for issuance upon conversion of the series A preferred stock (the “Amendment”), the shares of series A preferred stock be automatically converted into an aggregate of 802,000,000 pre-reverse split shares of the Company’s common stock.   The closing of the transaction took place on December 31, 2010.    Upon the closing of the Exchange, the Company shifted its operations to focus on the business of Shogun.

 On June 30, 2011 the Company, Shogun, Mr. Knapp, Roxanne Knapp (“Mrs. Knapp”) and the Shareholders entered into a rescission agreement (the “Rescission Agreement”) pursuant to which, upon closing (the “Closing Date”), the Exchange Agreement was rescinded, any and all obligations of any party arising from such Exchange Agreement, were, in all respects, deemed to be null and void and of no further force and effect (the “Rescission”).  Furthermore, upon closing, no party to the Exchange Agreement shall have any further obligations of any nature whatsoever with respect to the other parties pursuant to or arising from the Exchange Agreement. On July 26, 2011, a majority of the voting capital stock of the Company took action in lieu of a special meeting of stockholders authorizing the Company to enter into the Rescission Agreement. The closing of the transactions contemplated by the Rescission Agreement took place on September 20, 2011. The rescission has been accounted for as a spin-off of Shogun by Vanity.

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

Overview

The Company is a holding company. The primary focus of the company is the development of e-commerce sites in the collaborative consumption market place wherein consumers share access to goods. Management is also active in reviewing potential acquisitions that they believe will enhance the value of the company.  Utilizing their licensed trademark of America’s Cleaning Company™, Vanity established a cleaning company offering residential and commercial cleaning services. This company intended to expand its reach through national franchising. In addition, the Company also sought out, licenses, develops, promotes, and brings to market various innovative consumer and commercial products.

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

On September 20, 2011, the Company and Shogun, concurrent with the closing of the rescission agreement with Shogun, entered into a non-exclusive sales distributor agreement, pursuant to which Shogun granted Vanity a non-exclusive right to distribute or sell Shogun’s products in the United States for a period of 12 months from the date of the Agreement.

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

On February 29, 2012, the Company entered into a domain name assignment agreement with Greg Pippo, the Company’s former chief financial officer ( “Pippo”), pursuant to which Pippo assigned all of his  rights, title and interest and goodwill in or associated with the domain names www.buyborroworsell.com and www.buyborroworsell.net (the “Domain Names”), together with any unregistered or registered trademarks, service marks, copyrights or other intellectual property or property rights based on or in any way related to the Domain Names.  In consideration for the assignment of the Domain Names, the Company agreed to pay Pippo$2,500 for the fees and expenses related to the Domain Names incurred by Pippo to date.

On April 4, 2012, the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s former chief financial officer, pursuant to which Aegis agreed to sell, transfer, convey, and deliver to the Company, all of Aegis’s right, title and interest and goodwill in or associated with certain domain names (the “Aegis Domain Names”) along with any information or materials proprietary to Aegis that relate to the business or affairs associated with the Aegis Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”). In consideration for the purchase of the Assets, the Company agreed issue Aegis 1,000,000 shares of Company’s common stock. On October 12, 2012 the Company received notice of Aegis Worldwide LLC’s intention to return to treasury the 1,000,000 shares of common stock issued in connection with the April 4 2012 Asset Purchase Agreement. The Company accepted the return of the shares without conditions.

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

Online Marketplace

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

Management plans on developing an engaging community experience filled with user feedback and industry specific content that will further enhance the attractiveness of each stand-alone site.  At this time these sites are in the planning and development stages. It is currently planned that the first site to be launched will be watchlender.com. This site will offer the consumer a range of luxury watches for rent or for purchase. Using this experience it is planned to launch additional sites utilizing the website domains that the Company has purchased including, ToysLender.com , SneakerLender.com , FineArtLender.com , Shoelender.com , ElectronicsLender.com and CoutureLender.com . Management plans to utilize existing relationships with various suppliers to source product to be offered on the sites. The company is working closely with outsourced third party developers to launch the first of these web and mobile platforms.

Product Offerings

The categories of products that the Company initially plans to offer through its web properties include toys, electronics, footwear, watches and other desirable fashion accessories.  Through these properties, we intend to offer “flexible access to the products you need on the terms you want”.  The end result is intended to make consumers revisit the idea of collaborative consumption and commerce over a wide array of categories. Management also plans to make it possible for consumers to sell goods to the Company that they already own.

We plan on collecting and analyzing data we collect from our future customers, including purchase patterns, and preferences to identify their needs and demands. The analysis of this data guides our selection of new product categories. In this way, we can improve our customers’ shopping experience and satisfaction, generate online traffic, convert traffic into orders, and quickly increase sales for newly introduced products.

Product Sourcing and Pricing

Product Sourcing

It is the Company’s plan to allow consumers to access products through E-Commerce sites, ranging from luxury watches to fine art to fashion clothing, Management anticipates that the Company’s first offering will be luxury watches. Consumers will be able to rent, buy, or sell to the Company a wide range of certified luxury watches. We plan on offering the consumer the ability to rent watches either on a short term basis or for longer periods of time.

Pricing

We intend to price our products and services competitively and to provide a superior customer service experience.  The  Company plans on developing a product management team that fully understands the watch aficionado requirements, the cost and resale value of watches and  trends in the industry.

Marketing and Promotion

We seek to strengthen our web properties and build strong customer loyalty through our marketing and promotional efforts. We believe that the most efficient marketing method is to provide a superior customer service t experience. this will drive word-of-mouth and positive social media coverage and  generates repeat customer visits. We intend to build customer loyalty by delivering personalized services through innovative technologies, in an environment of trust and quality offerings.

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

We currently have not submitted any applications for any trademarks or patents. We have applied for, or have been assigned by third parties, the domain names set forth below which we may use to develop our business.

www.buyborroworsell.com; www.buyborroworsell.net
www.sneakerlender.com; www.sneakerlender.net
www.toyslender.com; www.toyslender.net
www.electronicslender.com; www.electronicslender.net
www.couturelender.com ; www.couturelender.net
www.shoelender.com ; www.shoelender.net
www.watchlender.com ; www.watchlender.net
www.baglender.com; www.baglender.net
www.bridallender.com; www.bridallender.net
www.bridalpartylender.com; www.bridalpartylender.net.
www.weddingdresslender.com; www.weddingdresslender.net
www.weddinggownlender.com; www.weddinggownlender.net
www.fineartlender.com; www.fineartlender.net
www.furniturelender.com; www.furniturelender.net
www.handbaglender.com; www.handbaglender.net
www.sneakerlender.com; www.sneakerlender.net
www.suitlender.com; www.suitlender.net

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

Competitors

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
 Many of our competitors have longer operating histories, more extensive management experience, and employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. We expect competition to further intensify in the future. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, our competitive position and financial results could be adversely affected.

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

We may be subject to legal liability for specific types of online services we provide. We direct users to a wide variety of services that enable individuals to exchange information conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims may be threatened against us for aiding and abetting defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information to which we provide links or that may be posted online.

Research and Development

During the fiscal years ended December 31, 2012 and 2011, the Company did not have any research and development costs.  The Company may incur research and development costs during the fiscal year ended December 31, 2012 as the Company plans to gather its intelligence in real time as its web properties our built out and tested since it will rely heavily on both user feedback, and testing to determine the optimal financial model and price points for the goods and services it plans to offer.

Employees

As of March 29, 2013, Vanity employed a total of 1 full-time employee, comprised of its chief executive officer.

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

Our financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern.  Our independent registered public accounting firm issued a report that was included in this annual report which included an explanatory paragraph expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern ultimately is dependent on our ability to obtain additional equity or debt financing, attain further operating efficiencies and, ultimately, to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We currently own registrations for various domain names relating to our brand, including www.buyborroworsell.com; www.buyborroworsell.net; www.sneakerlender.com; www.sneakerlender.net; www.toyslender.com; www.toyslender.net; www.electronicslender.com; www.electronics.net; www.couturelender.com; www.couturelender.net; www.shoelender.com; www.shoelender.net ; and www.watchlender.com ; www.watchlender.net . Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our service. Domain names similar to ours have been registered in the United States and elsewhere. The acquisition and maintenance of domain names generally are regulated by various agencies and their designees. However, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights varies from jurisdiction to jurisdiction and is unclear in some jurisdictions. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our domain names.

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

We have limited influence over the security measures of third-party online payment service providers. In addition, we hold certain private information about our customers, such as their names, addresses, phone numbers, browsing and purchasing records. We may not be able to prevent third parties, such as hackers or criminal organizations, from stealing information provided by our customers to us through our website. In addition, our third-party merchants and delivery service providers may violate their confidentiality obligations and disclose information about our customers. Any compromise of our security or third-party service providers’ security could have a material adverse effect on our reputation, business, prospects, financial condition and results of operations.

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

We actively review potential acquisition candidates.  We evaluate candidates based on, their ability to move us along in t our strategic direction, the addition of a core competency and value. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect.

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

We are heavily dependent on our Chief Executive Officer, and a loss of our CEO could cause our stock price to suffer.

If we lose Philip Ellett, our Chief Executive Officer, we may not be able to find an appropriate replacement on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of our Chief Executive Officer. We cannot guarantee that we will be successful in retaining the services of Mr. Ellett. If we were to lose him, we may not be able to find an appropriate replacement on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

Risks Relating to Our Current Financing Arrangements :

There Are a Large Number of Shares Underlying Our Secured Convertible Debentures, and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

As of March 29, 2013, we had 3,685,526 shares of common stock issued and outstanding, convertible debentures outstanding with variable conversion prices that may be converted into an estimated 3,624,478 shares of common stock at current market prices and convertible debentures outstanding with fixed conversion prices that may be converted into an estimated 100,000,000 shares of common stock at current market prices. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of certain of our convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our convertible debentures that contain a conversion price with a discount to market price (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of March 29, 2013 of $1.90.

				Number	% of
% Below	Price Per	With Discount	With Discount	of Shares	Outstanding
Market	Share	at 80%	at 90%	Issuable	Stock

25%	$1.42	$0.28	$0.14	4,805,105	57%
50%	$0.95	$0.19	$0.10	7,248,957	66%
75%	$0.48	$0.10	$0.05	14,342,949	80%

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

Certain of our convertible debentures are convertible into shares of our common stock at either a 50% discount, 80% discount or a 90% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

Between May 2010 and December 2012, we have entered into securities purchase agreements for the sale of an aggregate of $1,026,500 principal amount of convertible debentures ($990,284 outstanding balance at March 29, 2013. The secured convertible notes are due and payable, with interest, one to two years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, breach of any covenant, representation or warranty in the respective securities purchase agreement or related convertible debenture, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $100,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the convertible debentures, including a default interest rate of 18% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the debentures when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action would require us to curtail or cease operations.

We are Currently in Default under the June 2010, July 2010, November 2010, April 2011, May 2011, June 2011, October 2011, November 2011and March 2012 Convertible Debentures and the Investors could, if they were to successfully enforce their rights under the Convertible Debentures through a lawsuit, levy on our assets and have them sold to satisfy our obligations on the Convertible Debentures.

Pursuant to the terms of the convertible debentures issued in June 2010, July 2010, November 2010, April 2011, May 2011, June 2011, October 2011, November 2011 and March 2012, each of the debentures has matured and an event of default has occurred under each of the respective debentures. We currently owed the investors $618,784 in face amount of convertible debentures, plus interest and default payments. Holders of these convertible debentures could, if they choose to sue on these convertible debentures, and if they were to successfully obtain a judgment on the Company, could levy on our assets and have those assets sold to satisfy the amounts we owe them.

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

Our directors, executive officers and principal stockholders (5%) and their affiliates will beneficially own approximately 74% of the outstanding shares of common stock upon the filing of the Amendment. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have substantial influence on the ability to control the Company and the outcome of issues submitted to our stockholders.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “VAEV”.   The closing price of our common stock on the OTC Bulletin Board on April 28, 2013 was $1.90 per share. The prices, as presented below, represent the highest and lowest intra-day prices for our common stock as quoted on the OTC Bulletin Board which take into account the 1 for 300 reverse stock split which was effected on February 10, 2012. Such over-the-counter market quotations may reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions

	2012
	High	Low
First quarter	$2.60	$0.015
Second quarter	$2.60	$1.21
Third quarter	$1.95	$1.01
Fourth quarter	$1.66	$0.95

	2011
	High	Low
First quarter	$10.5105	$0.4505
Second quarter	$1.5015	$0.3303
Third quarter	$5.7057	$0.3303
Fourth quarter	$0.8709	$0.1201

On March 29, 2013 we had approximately 68 registered shareholders of record of the  3,685,526  shares of our common stock.

Dividends

Any cash dividends on its common stock.  Currently, the Company intends to retain future earnings, if any, to finance the expansion of its business.  As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2012.

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

On February 29, 2012, the Company entered into a domain name assignment agreement with Greg Pippo, the Company’s former chief financial officer ( “Pippo”), pursuant to which Pippo assigned all of his  rights, title and interest and goodwill in or associated with the domain names www.buyborroworsell.com and www.buyborroworsell.net (the “Domain Names”), together with any unregistered or registered trademarks, service marks, copyrights or other intellectual property or property rights based on or in any way related to the Domain Names.  In consideration for the assignment of the Domain Names, the Company agreed to pay Pippo$2,500 for the fees and expenses related to the Domain Names incurred by Pippo to date.

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

Using this experience it is planned to launch additional sites utilizing the website domains that the Company has purchased including, ToysLender.com , SneakerLender.com , FineArtLender.com , Shoelender.com , ElectronicsLender.com and CoutureLender.com.
Management plans to utilize existing relationships with various suppliers to source product to be offered on the sites. The company is working closely with outsourced third party developers to launch the first of these web and mobile platforms.

 Recent Developments

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

Results of Operations

Year ended December 31, 2012 as compared to the Year ended December 31, 2011

The results of operations for the corresponding 2012 and 2011 periods include Shogun’s operations through September 20, 2011, the date of closing on the Rescission. All of the revenue reported in 2011 resulted from Shogun’s operations. Comparisons between the comparable periods are not necessarily indicative of our future operations.

Net sales were $424 for the year ended December 31, 2012 compared to net sales of $95,039 for the comparable 2011 period, a decrease of $94,615, or 99.55%. Gross profit was $424 and $52,585 for the 2012 and 2011 periods, respectively. The principal reason for the decrease in sales in 2012 is directly related to the spin-off of the Shogun operations in September of 2011. Our revenues subsequent to the spin-off have been minimal as we implement our current business plan.

Operating expense:

Selling expense was $106,198 for the year ended December 31, 2011, with no comparable expense in the current 2012 period. The reason for the decrease in 2012 is directly related to spin-off of the Shogun operations in September of 2011.

General and administrative expense for the year ended December 31, 2012 was $1,123,141, as compared to $742,230 for the year ended December 31, 2011, an increase of $380,911, or 51%. The principal reasons for the increase in expense in 2012 are increases in stock-based consulting fees of $570,000 and stock –based compensation of approximately $241,000 partially offset by a decrease in professional fees of approximately $200,000 and distributor costs of approximately $31,000. Other expense decreases aggregating approximately $167,000 are directly related to spin-off of the Shogun operations in September of 2011. Current general and administrative expense consists primarily of payroll, professional fees and consulting fees.

Other income (expense):

We had expense from the change in the fair value of our derivative liabilities of $4,123,599 during the year ended December 31, 2012 as compared to income of $4,861,802 in the comparable 2011 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $15,887 during the year ended December 31, 2012 as compared to gain of $6,811in the 2011 period. The gain on debt conversion resulted from the issuance of common shares to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $10,801,553 during the year ended December 31, 2011 as compared with interest expense of $3,742,065 in the comparable 2011 period. Interest expense during the 2012 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $6,276,372 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $4,134,745. The balance of the expense for the 2012 period relates to the amortization of debt discount and interest accrued on the debt. Interest expense for the 2011 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $369,127 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $3,001,899. The balance of the expense for the 2011 period relates to the amortization of debt discount and interest accrued on the debt.

Net income (loss):

We reported net loss of $16,031,982 during the year ended December 31, 2012 and income of $330,705 during the year ended December 31, 2011, resulting from the components described above.

Liquidity and Capital Resources

As of December 31, 2012 we had a working capital deficit of $16,631,224. During the year ended December 31, 2012 we raised $450,000 in cash proceeds from the sale of convertible debentures (see below).

Operating Activities - For the year ended December 31, 2012,  net cash used in operating activities was $325,344, primarily attributable to a loss of $412,100 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $86,756. Net cash used in operating activities for the year ended December 31, 2011 was $443,207, primarily attributable to a loss of $849,111 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $379,438.

Investing Activities -   For the year ended December 31, 2012, net cash used in investing activities was $55,400 related to the build-out of intangible assets. For the year ended December 31, 2011, net cash used in investing activities was $1,166, related to the purchases of furniture and equipment.

Financing Activities - For the years ended December 31, 2012 and 2011, net cash provided by financing activities was $450,000 and $460,403, respectively. Net proceeds from loans obtained through bank, related parties and others were $450,000 and $422,875 during 2012 and 2011, respectively. During 2011 we repaid a bank overdraft of $4,273 and made other repayments of debt aggregating $33,199. Also during 2011 we received proceeds of $75,000 from the sale of preferred stock.

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

On September 18, 2012, the Company entered into an Exchange Agreement with IBC Funds, LLC (“IBC”), pursuant to which the Company and IBC agreed to exchange two promissory notes held by IBC in the aggregate principal amount of $21,500 (collectively, the “Notes”) for an 8% convertible debenture in the aggregate principal amount of $21,500 (the “September Debenture”). The September Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable semi-annually and on the Maturity Date. IBC may convert, at any time, the outstanding principal and accrued interest on the September Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP provided, however, that in no event shall the conversion price be an amount that is lower than $0.001.

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

On October 26, 2012, Company entered into a Securities Purchase Agreement (the “Oct 2012 Purchase Agreement”) with Monroe Milstein , an accredited investor (the “October 2012 Investor”), providing for the sale by the Company to the October 2012 Investor of a 10% convertible debenture in the principal amount of $200,000 (the “October 2012 Debenture”). The October 2012 Debenture matures on the second anniversary of the date of issuance (the “October 2012 Maturity Date”) and bears interest a rate of 10% per annum, payable semi-annually and on the October 2012 Maturity Date. The October 2012 Investor may convert, at any time, the outstanding principal and accrued interest on the October 2012 Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is a fifty percent (50%) discount of the lowest closing price of the Common Stock during the ten (10) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties.

With the exception of the shares that the Company is obligated to issue to previous investors, for as long as the October Debenture is outstanding, the Conversion Price of the September Debenture shall be subject to adjustment for issuances of Common Stock or securities convertible into common stock or exercisable for shares of Common Stock at a purchase price of less than the then-effective Conversion Price, on any unconverted amounts, such that the then applicable Conversion Price shall be adjusted using full-ratchet anti-dilution on such new issuances, subject to customary carve outs, including restricted shares granted to officers, and directors and consultants.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011, begins on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our interim chief executive officer and chief financial officer  as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2012.

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

With the participation of our  Chief Executive Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of  December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION.

        None.

    PART III

 ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        The names, ages and positions of our directors and executive officers as of March 29, 2013, are as follows:

Name	Age	Position
Philip Ellett	58	Chief Executive Officer, Principal Executive Officer and Director
Scott Weiselberg	41	Director
Michael Brodsky	41	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Philip Ellett – Chairman of the Board of Directors and Chief Executive Officer. Mr. Ellett has been chairman, chief executive officer and chief financial officer of the Company since October 9, 2012. Since December 2010 Mr. Ellett has been an independent consultant providing executive management services to a number of domestic and international companies. From November 2009 until November 2010, Mr. Ellett was chief executive officer of Blackhawk Healthcare, a hospital management company. From December 2006 through February 2009, Mr. Ellett was chief executive officer and director of Innovative Software Technologies, Inc. (INIV), a software services company. From 2002 to 2004, Mr. Ellett served as president and CEO of Realvue, Inc. (f/k/a/ Soft Mountain), a software developer. From 2001 to 2002, he served as Senior Vice President of Sales at Motive Computing, a software developer. From 2000 to 2001, Mr. Ellett was an investor and served as President and CEO of Netier, Inc. a manufacturer of thin client computers, which was subsequently sold to Wyse, Inc. From 1996 to 2000, Mr. Ellett held various positions with Ingram Micro, Inc., a computer products distributor, serving as President of Europe for three years and President of the Americas for the final year of his tenure. Mr. Ellett received his Higher National Certificate in Electrical and Electronic Engineering in 1977 from Slough College of Technology in England. Mr. Ellet served as a director of Biofina Group from September 2010 thru August 2011. Mr. Ellett served as a director of Diatect International Corporation (DTCT) from April 2008 thru November 2009.

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

Family Relationships

The former Chief Financial Officer is the brother in law of the former Chief Executive Officer. Except for the relationship described in the previous sentence, there are no family relationships among our directors and executive officers.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2012, the fallowing officer, directors and 10% stockholders were late in their filings: Philip Ellett was 83 days late in the filing of his Form 3.

ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth, for the fiscal years ended December 31, 2012 and 2011, the compensation earned by each person acting as our Chief Executive Officer and our next two most highly compensated executive officers whose total annual compensation exceeded $100,000 in 2012 (together, the “Named Executive Officers”).

Name and principal		Salary	Bonus	Option awards	Non-equity incentive plan compensation	Change in pension value and non qualified deferred compensation	All Other Compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)
Philip Ellett Chief Executive Officer (1)	2012	14,000	-	-	-	-	-	14,000

Lloyd Lapidus	2012	54,680	-	-		-	-	54,680
Former Interim Chief Executive Officer (2)	2011	$61,000	-	-	-	-	-	61,000

Shawn Knapp
Former Chief Executive Officer (3)	2011	15,000	-	-	-	-	-	15,000

1) Mr. Ellett was appointed CEO, CFO and Chairman of the Company on October 9, 2012.
(2) Mr. Lapidus was appointed interim CEO of the Company on April 6, 2011 and resigned as CEO on October 4, 2012.
(3) Mr. Knapp was appointed CEO of the Company on December 31, 2010 and resigned on April 6, 2011.

Outstanding Equity Awards at Fiscal Year-End

On November 7, 2012 the Company entered into an employment agreement with Philip Ellett under which Mr. Ellett will be issued 2,000,000 shares of common stock. The shares shall be issued with a substantial right of forfeiture as follows: The Employee cannot transfer the shares and must return all shares to the Employer if he terminates employment within two years from date of issuance. Other than the above there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2012.

Employment Agreements

On November 7, 2012 the Company entered into an employment agreement (the “Ellett Agreement”) with Philip Ellett to serve as Chief Executive Officer (CEO), Chief Financial Officer (CFO), Principal Executive Officer, Principal Financial Officer and Secretary. The Agreement has an initial term of month to month. The base salary under the Agreement is a monthly gross salary of $7,000. In addition Mr. Ellett will be issued 2,000,000 shares of common stock. The shares shall be issued with a substantial right of forfeiture as follows: The Employee cannot transfer the shares and must return all shares to the Employer if he terminates employment within two years from date of issuance. Mr. Ellett is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

On July 15, 2011, the Company entered into an employment agreement (the “Pippo Agreement”) with Gregory Pippo to serve as Chief Financial Officer (CFO).  The Agreement has an initial term of one year. The base salary under the Agreement is a monthly net salary of $2,500.  The Company agreed to pay all associated income taxes applicable to Mr. Pippo in connection with his employment. Mr. Pippo is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

On October 12, 2011, the Company and Gregory Pippo, entered into an addendum to his employment agreement, dated July 15, 2011 pursuant to which Mr. Pippo’s monthly net salary has been changed to $4,000 per month with the same payment of all associated income taxes applicable to Mr. Pippo’s wages as set forth in the Pippo Agreement. Mr. Pippo resigned as CFO on September 14, 2012.

DIRECTOR COMPENSATION

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2012 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Scott Weiselberg	$--	$--	--	--	--	--	$--
Michael Brodsky	$--	$--	--	--	--	--	$--

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2013 and as adjusted to reflect the sale of our common stock offered by this prospectus, by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Philip Ellett	2,000,000	54.27%
Scott Weiselberg	0	*
Michael Brodsky (3)	250,000	6.78%
All Executive Officers and Directors as a group (3 people)	2,250,000	61.05%

5% Shareholders
Thalia Woods Management, Inc. (3) 560 People Plaza #325-F Newark, Delaware 19702	250,000	6.78%

Cortell Communications, Inc. 1 Wellington Drive Stamford, CT 06903	250,000	6.78%

Sadore Consulting Group, LLC 1965 South Ocean Drive Bay North Apt 5S Hallandale Beach, FL 33309	250,000	6.78%

(*) - Less than 1%.

(1)	Except as otherwise set forth herein, the address of each beneficial owner is c/o Vanity Events Holding, Inc., 1111 Kane Concourse, Suite 304, Bay Harbor Islands, FL 33154.
(2)
Applicable percentage ownership is based on 3,685,526 shares of common stock outstanding as of March 29, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2013, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Domain Name Assignment Agreement

On February 29, 2012, the Company entered into a domain name assignment agreement with Greg Pippo, the Company’s former chief financial officer (the “Assignor”), pursuant to which the Assignor assigned all of his  rights, title and interest and goodwill in or associated with the domain names www.buyborroworsell.com and www.buyborroworsell.net (the “Domain Names”), together with any unregistered or registered trademarks, service marks, copyrights or other intellectual property or property rights based on or in any way related to the Domain Names.  In consideration for the assignment of the Domain Names, the Corporation agreed to pay the Assignor $2,500 for the fees and expenses related to the Domain Names incurred by the Assignor to date.

Asset Purchase Agreement with Aegis Worldwide, LLC

On April 4, 2012  (the “Closing Date”), the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s former chief financial officer (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Aegis Domain Names”) along with any information or materials proprietary to the Seller that relate to the  business or affairs associated with the Aegis Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”)).  In consideration for the purchase of the Assets, the Company agreed issue Seller 1,000,000 shares of Company’s common stock. On October 12, 2012 the Company received notice of Aegis Worldwide LLC’s intention to return to treasury the 1,000,000 shares of common stock issued in connection with the April 4 2012 Asset Purchase Agreement. The Company accepted the return of the shares without conditions.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed to us by Kabani & Company, Inc. and RBSM LLP, our principal accountants for professional services rendered during the years ended December 31, 2012 and 2011, respectively, in connection with their respective audits of our December 31, 2012 and 2011 consolidated financial statements and reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services as audit fees, audit-related fees, tax fees and all other fees are set forth in the table below:

Fee Category	Year ended December 31, 2012	Year ended December 31, 2011

Audit fees (1)	$57,000	$165,575
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total fees	$57,000	$165,575

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

10.21
Securities Purchase Agreement, dated as of May 30, 2012, by and between Vanity Events Holding, Inc. and Flyback LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2012 and incorporated herein by reference).

10.22
Consulting Agreement, dated July 19, 2012, by and between Vanity Events Holding, Inc. and Sadore Consulting LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 31, 2012 and incorporated herein by reference).

10.23
Exchange Agreement, dated September 18, 2012, by and between Vanity Events Holding, Inc. and IBC Funds LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 20, 2012 and incorporated herein by reference).

10.24
Securities Purchase Agreement, dated as of November 13, 2012, by and between Vanity Events Holding, Inc. and Monroe Milstein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2012 and incorporated herein by reference).

10.25
Employment Agreement dated November 7, 2012, by and between Vanity Events Holding, Inc. and Philip Ellett (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2012 and incorporated herein by reference).

16.1	Letter from RBSM LLP, dated July 18, 2011 filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2011 and incorporated herein by reference)
21.1	List of Subsidiaries*
31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certificate of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certificate of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.*

EX-101.INS	XBRL INSTANCE DOCUMENT**
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT**
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE**
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE**

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

VANITY EVENTS HOLDING, INC.

Date: April 15, 2013	By:	/s/ Philip Ellett
Name: Philip Ellett
Title: Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Philip Ellett
Philip Ellett	Chairman, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)	April 15, 2013

/s/ Scott Weiselberg
Scott Weiselberg	Director	April 15, 2013

/s/ Michael Brodsky
Michael Brodsky	Director	April 15, 2013

VANITY EVENTS HOLDING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vanity Events Holding, Inc.

We have audited the accompanying consolidated balance sheet of Vanity Events Holding, Inc. (the “Company”) as of December 31, 2012, and and December 31, 2011, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanity Events Holdings, Inc. as of December 31, 2012 and December 31, 2011, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $16,631,224 as of December 31, 2012. As more fully described in Note 1 to the consolidated  financial statements, the Company has incurred losses since its inception, and the Company may not have sufficient working capital or outside financing available to meet its planned operating activities over the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.

Kabani & Company, Inc.
Certified Public Accountants
Los Angeles, California

April 15, 2013

VANITY EVENTS HOLDING, INC.
 CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011

Assets

Current assets:
Cash and cash equivalents	$85,580	$16,324

Total current assets	85,580	16,324

Prepaid consulting fee	406,250	-
Intangible assets	55,400	-

Total assets	$547,230	$16,324

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$452,488	$365,501
Notes payable, net of discount of $263,613 and $133,093, respectively	861,446	563,282
Accrued payroll liabilities and sales tax liabilities	296,566	305,544
Other liabilities	37,169	37,169
Derivative liabilities	15,069,135	353,136
Total current liabilities	16,716,804	1,624,632

Stockholders' deficit

Preferred stock, undesignated, authorized 49,925,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding, respectively	75	75
Common stock authorized 500,000,000 shares, $0.001 par value,
2,970,864 and 269,596 shares issued and outstanding, respectively	2,971	270
Additional paid in capital	1,624,767	156,752
Accumulated deficit	(17,797,387)	(1,765,405)
Total stockholders' deficit	(16,169,574)	(1,608,308)

Total liabilities and stockholders' deficit	$547,230	$16,324

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Years Ended December 31,
	2012	2011

Revenues	$424	$95,039
Cost of goods sold	-	42,454

Gross profit	424	52,585

Operating expense:
Selling expense	-	106,198
General and administrative expense	1,123,141	742,230

Total operating expense	1,123,141	848,428

Loss from operations	(1,122,717)	(795,843)

(Loss) gain on change in fair value of derivative liability	(4,123,599)	4,861,802
Gain on conversion of debt	15,887	6,811
Interest expense	(10,801,553)	(3,742,065)

Income (loss) before provision for income taxes	(16,031,982)	330,705

Provision for income taxes	-	-

Net income (loss)	(16,031,982)	330,705
Preferred dividend	(11,025)	(41,250)

Net income (loss) attributable to common shareholders	$(16,043,007)	$289,455

Basic income (loss) per share	$(10.29)	$1.21

Diluted loss per share - see Note 2	$(10.29)	$(3.39)

Weighted average shares outstanding,
Basic and diluted	1,558,566	239,906

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

					Additional		Deficiency in
	Preferred Stock		Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2010	500,000	$500	$216,633	$217	$472,850	$(3,094,560)	$(2,620,993)

Sale of preferred stock	75,000	75	-	-	74,925		75,000

Shares issued upon conversion of debt			52,130	52	64,131		64,183

Shares issued for services			833	1	649		650

Conversion feature of preferred stock, deemed dividend					(41,250)		(41,250)

Net income						330,705	330,705

Spinoff of subsidiary	(500,000)	(500)	-	-	(414,553)	998,450	583,397

Balance, December 31, 2011	75,000	75	269,596	270	156,752	(1,765,405)	(1,608,308)

Adjustment for reverse split	-	-	97	-	-	-	-

Shares issued for consulting fees	-	-	250,000	250	649,750	-	650,000

Shares issued for consulting fees	-	-	250,000	250	302,250	-	302,500

Shares issued for settlement of accounts payable	-	-	50,000	50	19,724	-	19,774

Shares issued upon conversion of debt			151,171	151	268,691	-	268,842

Shares issued pursuant to employment agreement	-	-	2,000,000	2,000	(2,000)	-	-

Stock based compensation	-	-	-	-	240,625	-	240,625

Preferred dividend	-	-	-	-	(11,025)	-	(11,025)

Net loss	-	-	-	-	-	(16,031,982)	(16,031,982)

Balance, December 31, 2012	75,000	$75	2,970,864	$2,971	$1,624,767	$(17,797,387)	$(16,169,574)

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Years Ended December 31,
	2012	2011

Cash flows from operating activities:
Net (loss) income	$(16,031,982)	$330,705
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	-	13,836
Allowance for doubtful accounts	-	(3,966)
Amortization of stock based prepaid fees	243,750	-
Stock based compensation	543,125	650
Gain on conversion of debt	(15,887)	(6,811)
Change in fair value of derivative liability	4,123,599	(4,861,802)
Amortization of debt discount	10,725,295	3,678,277
Changes in operating assets and liabilities:
Accounts receivable	-	(21,931)
Inventory	-	38,213
Other assets	-	10,184
Accounts payable and other current liabilities	86,756	379,438

Net cash used in operating activities	(325,344)	(443,207)

Cash flows from investing activities:
Cash paid for fixed and intangible assets	(55,400)	(1,166)

Net cash used in investing activities	(55,400)	(1,166)

Cash flows from financing activities:
Sale of preferred stock	-	75,000
Bank overdraft	-	(4,273)
Repayments of notes payable - bank	-	(4,102)
Proceeds from notes payable - related parties	-	51,375
Repayments of notes payable - related parties	-	(14,097)
Proceeds from notes payable - other	450,000	371,500
Repayments of notes payable - other	-	(15,000)

Net cash provided by financing activities	450,000	460,403

Net increase in cash	69,256	16,030
Cash, beginning of period	16,324	294
Cash, end of period	$85,580	$16,324

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$6,430

Non-cash investing and financing activities:
Common stock issued as payment of prepaid consulting fees	$650,000	$-
Common stock issued as payment of accounts payable	19,774	-
Note payable issued as payment for accounts payable	-	84,775
Note payable converted to common stock	21,316	14,900
Derivative liability of conversion feature of debt	4,584,745	3,100,439
Derivative liability of warrants issued with debt	-	359,968
Increase in derivative liability resulting from modifications	6,276,372	312,460

The accompanying notes are an integral part of these consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 and 2011

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

At December 31, 2012, the Company’s wholly-owned subsidiaries include Vanity Events, Inc.; America’s Cleaning Company; and Vanity Licensing, Inc.

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

Pippo and Aegis Agreements

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

Management plans on developing an engaging community experience filled with user feedback and industry specific content that will further enhance the attractiveness of each stand-alone site.  At this time these sites are in the planning and development stages. It is currently planned that the first site to be launched will be watchlender.com. This site will offer the consumer a range of luxury watches for rent or for purchase. Using this experience it is planned to launch additional sites utilizing the website domains that the Company has purchased including ToysLender.com, SneakerLender.com , FineArtLender.com , Shoelender.com , ElectronicsLender.com and CoutureLender.com . Management plans to utilize existing relationships with various suppliers to source product to be offered on the sites. The company is working closely with outsourced third party developers to launch the first of these web and mobile platforms.

BASIS OF PRESENTATION AND GOING CONCERN

Changes in Basis of Presentation

The 2011 financial information has been recast so that the basis of presentation is consistent with that of the 2012 financial information. This recast reflects the 1-for-300 reverse stock split of the Company’s common stock that became effective on February 10, 2012.

We have incurred a net loss of $16,031,982 for the year ended December 31, 2012; of this loss, $4,123,599 was the result of a net, non-cash expense from the change in value of derivative instruments and $10,725,295 was the result of a non-cash expense for debt discount and financing expense related to the issuance and modification of derivative instruments. As of December 31, 2012 we have negative working capital of $16,631,224 and a stockholders’ deficit of $16,169,574. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at December 31, 2012.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ACCOUNTS RECEIVABLE

We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. The Company had no outstanding receivables at December 31, 2012 or 2011.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$85,580	$-	$-	$85,580
Total Assets	$85,580	$-	$-	$85,580
Liabilities
Notes payable	$-	$-	$861,446	$861,446
Conversion and warrant derivative liabilities	-	-	15,069,135	15,069,135
Total Liabilities	$-	$-	$15,930,581	$15,930,581

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion and warrant derivative liabilities) for the year ended December 31, 2012.

2012
Balance at beginning of year	$353,136
Additions to derivative instruments	10,861,117
Change in fair value of warrant liability	4,123,599
Conversion of debentures	(268,717)
Balance at end of period	$15,069,135

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

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and the exercise of our stock warrants. In accordance with ASC 260-45-20, common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss. Income of $330,705 reported for the year ended December 31, 2011 resulted solely from gains and losses attributable to our derivative instruments. Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share since the inclusion of the common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting would be anti-dilutive.

There were 123,243,575 common share equivalents at December 31, 2012 and 138,151,458 at December 31, 2011, which have been excluded from the computation of the weighted average diluted shares.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consist of a domain name, a website, website development costs and other intangible assets. The assets have not yet been placed into service. The Company expects that it will be assessing the estimated economic life of these assets during the year ending December 31, 2013.

NOTE 4 – CONVERTIBLE DEBENTURES, NOTES PAYABLE AND DERIVATIVE LIABILITY

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

2012 Transactions

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

IBC Funds LLC $21,500 Debenture

On September 18, 2012, the Company entered into an Exchange Agreement with IBC Funds, LLC (“IBC”), pursuant to which the Company and IBC agreed to exchange two promissory notes held by IBC in the aggregate principal amount of $21,500 (collectively, the “Notes”) for an 8% convertible debenture in the aggregate principal amount of $21,500 (the “September Debenture”). The September Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable semi-annually and on the Maturity Date. IBC may convert, at any time, the outstanding principal and accrued interest on the September Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price per share equal to a ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP provided that in no event shall the Conversion Price be an amount that is lower than $0.001.

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

Monroe Milstein $200,000 Debenture

On October 26, 2012, Company entered into a Securities Purchase Agreement with Monroe Milstein , an accredited investor (the “October 2012 Investor”), providing for the sale by the Company to the October 2012 Investor of a 10% convertible debenture in the principal amount of $200,000 (the “October 2012 Debenture”). The October 2012 Debenture matures on the second anniversary of the date of issuance (the “October 2012 Maturity Date”) and bears interest a rate of 10% per annum, payable semi-annually and on the October 2012 Maturity Date. The October 2012 Investor may convert, at any time, the outstanding principal and accrued interest on the October 2012 Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is a fifty percent (50%) discount of the lowest closing price of the Common Stock during the ten (10) trading days immediately preceding the date of conversion as quoted by Bloomberg, LP or such other quotation service as mutually agreed to by the parties.

The conversion features of the October 2012 debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $456,655. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 581%; and (4) an expected life of 2 years. The Company has allocated $200,000 to debt discount, to be amortized over the life of the debt, with the balance of $256,655 being charged to expense at issue.

The warrants with price reset features have been adjusted due to the issuance of debt on March 21, 2012, May 30, 2012 and September 18, 2012. As a result, those warrants now total 4,306,932 with an exercise price of $0.101. The Company has recorded income of $1,904,997 for the year ended December 31, 2012 related to the change in fair value of the warrants through the dates of adjustment. The Company has also recorded an expense of $5,458,271 for the year ended December 31, 2012 due to the increase in the fair value of the warrants as a result of the modifications.

The conversion feature of the preferred stock has been adjusted due to the subsequent issuances of debt. As a result, the conversion price is now $0.101 per share or an aggregate of 742,574 shares of the Company’s common stock. The Company has recorded income of $212,353 for the year ended December 31, 2012, respectively, related to the change in fair value of the conversion feature of the preferred stock through the dates of adjustment. The Company has also recorded an expense of $818,101 for the year ended December 31, 2012 due to the increase in the fair value of the conversion feature as a result of the modifications.

During the year ended December 31, 2012 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $659,128 for the year ended December 31, 2012 which has been charged to interest expense.

During the year ended December 31, 2012, $21,316 of principal was converted into 151,171 shares of common stock. The Company has recorded income of $13,330 for the year ended December 31, 2012, related to the change in fair value of the conversion feature through the dates of conversion.

At December 31, 2012, we recalculated the fair value of our embedded conversion features and warrants subject to derivative accounting and have determined that their fair value at December 31, 2012 was $15,069,135. The value of the conversion liabilities and warrant liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.14% - 0.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 520% - 570%; and (4) an expected life of  1 – 3.75 years. We recorded expense of $6,254,279 during the year ended December 31, 2012.

The Company is in default eight of its notes, aggregating $567,100 of unpaid principal and $101,166 of unpaid accrued interest. The Company has not repaid principal or accrued but unpaid interest that has become due and payable under the notes.  The Company is currently working with the note holders on making arrangements to honor its obligations under the notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the notes.

2011 Transactions

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

On May 10, 2011, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners LLC ("Greystone") , providing for the sale by the Company to Greystone of a 10% convertible debenture in the principal amount of up to $50,000 (the “Debenture”). The Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 10% per year.  The Company is not required to make any payments until the Maturity Date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock at a conversion price per share equal to the lower of ten percent (10%) of the lowest closing price of the Common Stock during the ten (10) trading days immediately preceding the conversion date or ten percent of the closing price on the date of issue of the debenture. In connection with the agreement, Greystone received a warrant to purchase 55,556 shares of the Company’s Common Stock (the “Warrant”). The Warrant is exercisable for a period of three years from the date of issuance at an initial exercise price of $0.90 per share, the closing price of the Company’s Common Stock as quoted on the Over-the-Counter Bulletin Board on May 9, 2011. Greystone may exercise the Warrant on a cashless basis if the shares of Common Stock underlying the Warrant are not then registered pursuant to an effective registration statement after one year from the date of issuance. In the event Greystone exercises the Warrant on a cashless basis, then we will not receive any proceeds.

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

During the three months ended March 31, 2011, we executed three promissory notes in the aggregate amount of $36,500. Two of the notes, aggregating $21,500, bear interest at the rate of 10% per year and matured on June 30, 2011. These notes remained outstanding at December 31, 2011. The third note, in the amount of $15,000, has no stated interest rate and is due upon the consummation of our next financing through either debt or equity securities. The $15,000 note was repaid on April 6, 2011.

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

LOANS PAYABLE

On June 11th and June 22nd, 2010, Vanity received monies from an accredited investor, as a non-interest-bearing loan, without formal loan agreements and terms. The amounts received were $25,000 each, and were loaned as a favor to the Company. These advances remain outstanding at December 31, 2012.

NOTE 5 – ADVANCES RECEIVABLE – RELATED PARTIES

As of March 31, 2010, Vanity had loan receivables due from related parties / shareholders in the amount of $794,500, as a result of a note issued by Vanity which was executed in April 2010 under the direction of Vanity’s former CEO, Steven Y. Moskowitz, without proper approval of, or ratification by, the Company’s board of directors.  These related parties are or were under the common ownership / control and or management of Steven Y. Moskowitz, where he was an officer and or shareholder. The balance on this loan was $617,424 as of December 31, 2012 and 2011. The Company cannot determine whether it will be able to collect any further monies on this note and has fully impaired it as of December 31, 2010. The Company is determining what options it may have in attempting to take action to collect on the note.

NOTE 6 – STOCKHOLDERS’ EQUITY

Spin-Off of Shogun

In connection with the Shogun Separation, the Company recognized a credit of $583,397 to stockholders’ equity.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, with par value of $0.001 per share. There were 75,000 Series B shares issued and outstanding as of December 31, 2012 and 2011, respectively.

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

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2012 and 2011, there were 2,970,864 and 269,596 shares of common stock issued and outstanding, respectively.

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

During 2012 we issued 151,171 shares of common stock upon conversion of notes payable in the amount of $21,316. The shares had a value of $268,842 at the dates of conversion.

During the year ended December 31, 2011, $14,900 of our convertible debentures was converted into 52,130 shares of common stock. The shares had a value of $64,183 at the dates of conversion.

Cortell Communications Agreement

On March 29, 2012, the Company entered into a consultant agreement pursuant to which the consultant shall provide, among other services, public relations, advisory and consulting services to the Company commencing on March 29, 2012 and ending on March 28, 2014.  As consideration for these services, the Company issued to the Consultant 250,000 shares of its common stock. The shares have been valued at $650,000 at March 31, 2012, based on the quoted market price of our common stock on March 30, 2012. We have charged $243,750 of the payment to expense during the year ended December 31, 2012, based on the 24 month term of the agreement. The remaining amount of $406,250 has been recorded as prepaid consulting fees at December 31, 2012. During the year ending December 31, 2013, the Company expects that it will be assessing the value of the services   and will adjust the carrying amount of the prepayment and the related expense accordingly.

Asset Purchase Agreement with Aegis Worldwide, LLC

On April 4, 2012 (the “Closing Date”), the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s chief financial officer (the “Seller”), pursuant to which the Seller agreed to sell, transfer, convey, and deliver to the Company, all of Seller’s right, title and interest and goodwill in or associated with certain domain names (the “Domain Names”) along with any information or materials proprietary to the Seller that relate to the  business or affairs associated with the Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”)).  In consideration for the purchase of the Assets, the Company issued to the Seller 1,000,000 shares of its common stock on March 29, 2012. On October 12, 2012 the Company received notice of Aegis Worldwide LLC’s intention to return to treasury the 1,000,000 shares of common stock issued in connection with the April 4 2012 Asset Purchase Agreement. The Company accepted the return of the shares without conditions and these shares have been cancelled.

During the year ending December 31, 2013, we expect to assign a value to the assets acquired  and will adjust the carrying value accordingly.

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

Warrants Outstanding

Transactions involving our stock warrants are summarized as follows:

	2012		2011
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price

Outstanding at beginning of the period	1,116,667	$0.39	—	$—
Granted during the period	—	—	1,116,667	0.39
Modifications during the period	3,190,265	0.10
Exercised during the period	—	—	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	4,306,932	$0.10	1,116,667	$0.39
Exercisable at end of the period	4,306,932	$0.10	1,116,667	$0.39

The weighted average remaining life of the options is 1.53 years.

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$$0.10	4,306,932	1.53	$0.10

NOTE 7 - PROVISION FOR INCOME TAXES

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

At December 31, 2012, we have available for U.S federal income tax purposes a net operating loss carry forward of approximately $1,032,000 expiring through the year 2032 that may be used to offset future taxable income.  The deferred tax asset related to the carry forward is approximately $366,000.  The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company it is more likely than not that the benefit will not be realized. The valuation allowance increased by approximately $155,000 and $211,000 for the years ending December 31, 2012 and 2011, respectively. Components of deferred tax assets as of December 31, 2012 and 2011 are presented below.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the periods ended December 31, 2012 and 2011 as presented below.

	2012	2011

Deferred tax assets:
Net operating loss carryover	$155,000	$211,000
Valuation allowance	(155,000)	(211,000)

Net deferred tax assets	$-	$-

Statutory federal income tax rate	-34%	-34%
State income taxes, net of federal taxes	-4%	-0%
Valuation allowance	38%	34%

Effective income tax rate	0%	0%

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE

We currently occupy shared office space of approximately 150 square feet with a gross rent of $535 per month.  The lease is in the name of a third party and is currently on a month to month basis.

Rent expense was $1,150 and $2,333 for the periods ended December 31, 2012 and 2011, respectively.

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

NOTE 9 - SUBSEQUENT EVENTS

In March 2013, an investor converted a portion of his convertible note issued in April 2011, which resulted in the issuance of 147,899 shares of the Company's common stock.

In March 2013, an investor converted a portion of his convertible note issued in May 2011, which resulted in the issuance of 250,999 shares of the Company's common stock.

In March 2013, an investor converted a portion of his convertible note issued in May 2012, which resulted in the issuance of 148,134 shares of the Company's common stock.

In March 2013, an investor converted a portion of his convertible note issued in March 2012, which resulted in the issuance of 167,630 shares of the Company's common stock.

On April 12, 2013, Vanity Events Holding, Inc. (the "Company") entered into a Securities Purchase Agreement (the "Purchase Agreement") with Greystone  Capital  Partners, Inc., an accredited  investor  (the "Investor"), providing for the sale by the Company to the Investors of 8% convertible debenture in the aggregate principal amount of $52,000 (the "Debenture"). The Debenture matures on the first anniversary of the date of issuance (the "Maturity Date") and bears interest a rate of 8% per annum, payable on the Maturity Date. The Investor may convert,  at any time, the outstanding principal and accrued interest on the Debenture into shares  of the Company's common stock, par value $0.001 per share ("Common Stock") at a conversion price that is  the lesser of (i) ninety percent  (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading  days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion. The Conversion Price may be adjusted pursuant to the other  terms of this Debenture "Conversion Price").