Form 10-Q
period 2013-03-31
Vanity Events Holding, Inc.
filed 2013-05-14
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of common stock issued and outstanding as of May 2, 2013 was 3,685,526.

VANITY EVENTS HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

Item 1.    Unaudited Financial Statements

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012
(Unaudited)

	March 31,	December 31,
	2013	2012

Assets

Current assets:
Cash and cash equivalents	$9,886	$85,580

Total current assets	9,886	85,580

Prepaid consulting fee	325,000	406,250
Intangible assets	55,400	55,400

Total assets	$390,286	$547,230

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$506,114	$452,488
Notes payable, net of discount of $178,953 and $263,613, respectively	849,787	861,446
Accrued payroll liabilities and sales tax liabilities	296,113	296,566
Other liabilities	37,169	37,169
Derivative liabilities	15,735,363	15,069,135
Total current liabilities	17,424,546	16,716,804

Stockholders' deficit

Preferred stock, undesignated, authorized 49,925,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding, respectively	75	75
Common stock authorized 500,000,000 shares, $0.001 par value,
3,685,526 and 2,970,864 shares issued and outstanding, respectively	3,686	2,971
Additional paid in capital	3,385,579	1,624,767
Accumulated deficit	(20,423,600)	(17,797,387)
Total stockholders' deficit	(17,034,260)	(16,169,574)

Total liabilities and stockholders' deficit	$390,286	$547,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$-	$424

General and administrative expense	596,787	90,843

Loss from operations	(596,787)	(90,419)

Loss on change in fair value of derivative liability	(1,790,287)	(11,305,883)
Gain on conversion of debt	4,214	-
Interest expense	(243,353)	(5,763,998)

Loss before provision for income taxes	(2,626,213)	(17,160,300)

Provision for income taxes	-	-

Net loss	(2,626,213)	(17,160,300)
Preferred dividend	(1,875)	(5,400)

Net loss attributable to common shareholders	$(2,628,088)	$(17,165,700)

Basic and diluted loss per share	$(0.85)	$(57.76)

Weighted average shares outstanding,
Basic and diluted	3,079,630	297,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,626,213)	$(17,160,300)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	493,750	-
Gain on conversion of debt	(4,214)	-
Change in fair value of derivative liability	1,790,287	11,305,883
Amortization of debt discount	219,398	5,748,658
Changes in operating assets and liabilities:
Accounts payable and other current liabilities	51,298	23,640

Net cash used in operating activities	(75,694)	(82,119)

Cash flows from financing activities:
Proceeds from notes payable - other	-	100,000

Net cash provided by financing activities	-	100,000

Net (decrease) increase in cash	(75,694)	17,881
Cash, beginning of period	85,580	16,324
Cash, end of period	$9,886	$34,205

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued upon conversion of notes	$1,350,902	$-
Note payable converted to common stock	96,319	-
Derivative liability reclassified to equity upon conversion of debt	1,262,932	-
Common stock issued for purchase of assets	-	2,600,000
Common stock issued as payment of prepaid consulting fees	-	650,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012
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

At March 31, 2013, the Company’s wholly-owned subsidiaries include Vanity Events, Inc.; America’s Cleaning Company; and Vanity Licensing, Inc.

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

Going Concern

We have incurred a net loss of $2,626,213 for the three months ended March 31, 2013; of this loss, $1,790,287 was the result of a net, non-cash expense from the change in value of derivative instruments and $219,398 was the result of a non-cash expense for debt discount and financing expense related to the issuance of derivative instruments. As of March 31, 2013 we have negative working capital of $17,414,660 and a stockholders’ deficit of $17,034,260. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at March 31, 2013.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

The condensed consolidated balance sheet as at December 31, 2012 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$9,886	$-	$-	$9,886
Total Assets	$9,886	$-	$-	$9,886
Liabilities
Notes payable	$-	$-	$849,787	$849,787
Conversion derivative liabilities	-	-	15,735,363	15,735,363
Total Liabilities	$-	$-	$16,585,150	$16,585,150

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability and conversion derivative liability) for the three months ended March 31, 2013.

Balance at beginning of year	$15,069,135
Additions to derivative instruments	138,873
Change in fair value of derivative liabilities	1,790,287
Reclassification upon conversion of debt	(1,262,932)
Balance at end of period	$15,735,363

LOSS PER SHARE

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There were 123,121,119 common share equivalents at March 31, 2013 and 111,107,116 at March 31, 2012, which have been excluded from the computation of the weighted average diluted shares.

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

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-02 (“ASU 2012-02”), Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The purpose of ASU 2012-02, which amends the guidance to Topic 350, Intangibles — Goodwill and Other, is to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU 2012-02 allows an entity to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the qualitative goodwill impairment test. The amendments in ASU 2012-02 permit an entity to first assess qualitatively whether it is more likely than not (more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

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

During the three months ended March 31, 2013 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $138,873 which has been charged to interest expense.

During the three months ended March 31, 2013, $96,319 of principal was converted into 714,662 shares of common stock. The Company has recorded expense of $196,695 for the three months ended March 31, 2013 related to the change in fair value of the conversion feature through the date of conversion.

At March 31, 2013, we recalculated the fair value of our embedded conversion features and warrants subject to derivative accounting and have determined that their fair value at March 31, 2013 was $15,735,363. The value of the conversion liabilities and warrant liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.14% - 0.25%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 140% - 491%; and (4) an expected life of  1 – 1.58 years. We recorded expense of $1,593,592 for the three months ended March 31, 2013.

The Company is in default on nine of its notes, aggregating $542,315 of unpaid principal and $121,832 of unpaid accrued interest. The Company has not repaid principal or accrued but unpaid interest that has become due and payable under the notes.  The Company is currently working with the note holders on making arrangements to honor its obligations under the notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the notes.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, with par value of $0.001 per share. There were 75,000 Series B shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2013 and December 31, 2012, there were 3,685,526 and 2,970,864 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2013 we issued 714,662 shares of common stock upon conversion of notes payable in the amount of $96,319. The shares had a value of $1,350,902 at the dates of conversion.

NOTE 5 – SUBSEQUENT EVENTS

On April 2, 2013, Vanity Events Holding, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Greystone Capital Partners, Inc., an accredited investor (the “Investor”), providing for the sale by the Company to the Investors of 8% convertible debentures in the aggregate principal amount of $52,000 (the “Debenture”). The Debentures mature on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is  the lesser of (i) ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion. The Conversion Price may be adjusted pursuant to the other terms of this Debenture “Conversion Price”).

In May 2013, an investor converted a portion of his convertible Note issued in November 2010, which resulted in the issuance of 171,974 shares of the Company’s common stock.

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

On February 29, 2012, the Company entered into a domain name assignment agreement with Greg Pippo, the Company’s former chief financial officer ( “Pippo”), pursuant to which Pippo assigned all of his  rights, title and interest and goodwill in or associated with the domain names www.buyborroworsell.com and www.buyborroworsell.net (the “Domain Names”), together with any unregistered or registered trademarks, service marks, copyrights or other intellectual property or property rights based on or in any way related to the Domain Names.  In consideration for the assignment of the Domain Names, the Company agreed to pay Pippo $2,500 for the fees and expenses related to the Domain Names incurred by Pippo to date.

On April 4, 2012, the Company entered into an asset purchase agreement (the “Aegis Agreement”) with Aegis Worldwide, LLC, an entity controlled by Greg Pippo, the Company’s former chief financial officer (the “Aegis”), pursuant to which Aegis agreed to sell, transfer, convey, and deliver to the Company, all of Aegis’s right, title and interest and goodwill in or associated with certain domain names (the “Aegis Domain Names”) along with any information or materials proprietary to Aegis that relate to the business or affairs associated with the Aegis Domain Names which is of a confidential nature, including, but not limited to, trade secrets, information or materials relating to existing or proposed products (in all and various stages of development), “know-how”, marketing techniques and materials, marketing and development plans and pricing policies (the “Assets”). In consideration for the purchase of the Assets, the Company agreed to issue to Aegis 1,000,000 shares of Company’s common stock. On October 12, 2012 the Company received notice of Aegis Worldwide LLC’s intention to return to treasury the 1,000,000 shares of common stock issued in connection with the April 4 2012 Asset Purchase Agreement. The Company accepted the return of the shares without conditions.

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

Using this experience it is planned to launch additional sites utilizing the website domains that the Company has purchased including, ToysLender.com, SneakerLender.com, FineArtLender.com, Shoelender.com, ElectronicsLender.com and CoutureLender.com.

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

Results of Operations

Three Months ended March 31, 2013 as compared to the Three Months ended March 31, 2012

Revenues:

Net sales were $0 for the three months ended March 31, 2013 compared to net sales of $424 for the 2012 period. Our revenues have been minimal or nonexistent as we implement our current business plan.

Operating expense:

General and administrative expense for the three months ended March 31, 2013 was $596,787, as compared to $90,843 for the three months ended March 31, 2012, an increase of $505,944, or 556%. The increase in expense in 2012 is primarily attributable to increases in stock based compensation of approximately $413,000 (relating to a stock award to our chief executive officer made in late 2012) and consulting fees of approximately $122,000 (approximately $81,000 of which is stock based), partially offset by a decrease in payroll expense of approximately $39,000. Current general and administrative expense consists primarily of payroll, consulting fees and professional fees. Consulting fees are primarily related to financial public relations, strategic planning, business development, administrative operations, financial projections and marketing.

Other income (expense):

We had expense from the change in the fair value of our derivative liabilities of $1,790,287 during the three months ended March 31, 2013 as compared to expense of $11,305,883 in the comparable 2012 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $4,214 during the three months ended March 31, 2013, with no comparable item in the 2012 period. The gain on debt conversion resulted from the issuance of common shares to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $243,353 during the three months ended March 31, 2013 as compared with interest expense of $5,763,998 during the three months ended March 31, 2012. Interest expense during the 2013 period consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $138,873. The balance of the expense for the 2013 period relates to the amortization of debt discount and interest accrued on the debt. Interest expense during the 2012 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $4,208,664 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $1,459,585. The balance of the expense for the 2012 period relates to the amortization of debt discount and interest accrued on the debt.

Net loss:

We reported net losses of $2,626,213 and $17,160,300 during the three month periods ended March 31, 2013 and 2012, respectively, resulting from the components described above.

Liquidity and Capital Resources

As of March 31, 2013 we had a working capital deficit of $17,414,660. During April 2013 we raised $52,000 in cash proceeds from the sale of a convertible debenture (see below).

Operating Activities - For the three months ended March 31, 2013,  net cash used in operating activities was $75,694, primarily attributable to a loss of $126,992 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $51,298. Net cash used in operating activities for the three months ended March 31, 2012 was $82,119, primarily attributable to a loss of $105,759 (after adjusting for non-cash items) partially offset by an increase in accounts payable of $23,640.

Financing Activities - For the three months ended March 31, 2013 and 2012, net cash provided by financing activities was $0 and $100,000, respectively.

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

On April 2, 2013, Vanity Events Holding, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Greystone Capital Partners, Inc., an accredited investor (the “Investor”), providing for the sale by the Company to the Investors of 8% convertible debentures in the aggregate principal amount of $52,000 (the “Debenture”). The Debentures mature on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is  the lesser of (i) ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion. The Conversion Price may be adjusted pursuant to the other terms of this Debenture “Conversion Price”).

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

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

On March 21, 2012, the Company entered into a securities purchase agreement with Greystone providing for the sale by the Company to Greystone of a 8% convertible debenture in the principal amount of up to $100,000 due March 21, 2013 (the “Greystone Mar 2012 note”). On September 21, 2012 Greystone assigned the note to Adam Wasserman. As of the date hereof, the Company has repaid any principal or accrued but unpaid interest that has become due and payable under the Wasserman Mar 2012 Note.  The Company is currently working with Wasserman on making arrangements to honor its obligations under the Wasserman Mar 2012 Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Wasserman Mar 2012 Note.

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

VANITY EVENTS HOLDING, INC.

Date: May 14, 2013	By:	/s/ Phil Ellett
Name: Phil Ellett
Title: Chief Executive Officer (principal executive officer and principal financial officer) and Principal Accounting Officer