Form 10-Q
period 2013-09-30
Vanity Events Holding, Inc.
filed 2013-11-19
CIK 1393935

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transitional period from ______ to ______

Commission File No. 0-52524

VANITY EVENTS HOLDING, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2114545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12555 Orange Drive, Suite 216
Davue, FL  33330
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

Number of shares of common stock issued and outstanding as of November 19, 2013 was 4,019,694

VANITY EVENTS HOLDING, INC.
QUARTERLY REPORT ON FORM 10-Q

VANITY EVENTS HOLDING, INC.
 CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$27,202	$85,580

Total current assets	27,202	85,580

Prepaid consulting fee	162,500	406,250
Intangible assets	57,200	55,400

Total assets	$246,902	$547,230

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$604,301	$452,488
Notes payable, net of discount of $252,100 and $263,613, respectively	921,500	861,446
Accrued payroll liabilities and sales tax liabilities	281,595	296,566
Other liabilities	37,169	37,169
Derivative liabilities	9,518,660	15,069,135
Total current liabilities	11,363,225	16,716,804

Stockholders' deficit

Preferred stock, undesignated, authorized 49,925,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding, respectively	75	75
Common stock authorized 500,000,000 shares, $0.001 par value,
4,019,694 and 2,970,864 shares issued and outstanding, respectively	4,020	2,971
Additional paid in capital	4,750,741	1,624,767
Accumulated deficit	(15,871,159)	(17,797,387)
Total stockholders' deficit	(11,116,323)	(16,169,574)

Total liabilities and stockholders' deficit	$246,902	$547,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$-	$-	$-	$424

General and administrative expense	611,847	429,768	1,795,290	702,349

Loss from operations	(611,847)	(429,768)	(1,795,290)	(701,925)

Gain (loss) on change in fair value of derivative liability	5,116	5,514,096	5,989,840	(2,891,193)
Gain on conversion of debt	-	-	8,643	9,981
Interest expense	(1,197,228)	(2,444,600)	(2,276,965)	(10,272,528)

Income (loss) before provision for income taxes	(1,803,959)	2,639,728	1,926,228	(13,855,665)

Provision for income taxes	-	-	-	-

Net income (loss)	(1,803,959)	2,639,728	1,926,228	(13,855,665)
Preferred dividend	(1,875)	(1,875)	(5,625)	(9,150)

Net income (loss) attributable to common shareholders	$(1,805,834)	$2,637,853	$1,920,603	$(13,864,815)

Basic and diluted income (loss) per share	$(0.45)	$1.48	$0.52	$(11.27)

Weighted average shares outstanding,
Basic and diluted	4,019,694	1,781,038	3,674,206	1,229,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$1,926,228	$(13,855,665)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Stock based compensation	1,481,250	465,000
Gain on debt conversion	(8,643)	(9,981)
Change in fair value of derivative liability	(5,989,840)	2,891,193
Amortization of debt discount	2,206,210	10,219,464
Changes in operating assets and liabilities:
Accounts payable and other current liabilities	131,217	51,798

Net cash used in operating activities	(253,578)	(238,191)

Cash flows from investing activities:
Cash paid for fixed and intangible assets	(1,800)	(22,650)

Net cash used in investing activities	(1,800)	(22,650)

Cash flows from financing activities:
Proceeds from notes payable	197,000	250,000

Net cash provided by financing activities	197,000	250,000

Net (decrease) increase in cash	(58,378)	(10,841)
Cash, beginning of period	85,580	16,324
Cash, end of period	$27,202	$5,483

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$-

Non-cash investing and financing activities:
Fair value of common stock issued upon conversion of notes	$1,895,148	$153,842
Note payable converted to common stock	148,459	10,000
Derivative liability reclassified to equity upon conversion of debt	1,759,467	153,826
Derivative liability of conversion feature of debt	1,798,179	3,960,468
Common stock issued for purchase of assets	-	2,600,000
Common stock issued as payment of prepaid consulting fees	-	650,000
Common stock issued as payment of accounts payable	-	19,774
Increase in derivative liability resulting from modifications	-	6,276,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VANITY EVENTS HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012
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

At September 30, 2013, the Company’s wholly-owned subsidiaries include Vanity Events, Inc.; America’s Cleaning Company; and Vanity Licensing, Inc.

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

Going Concern

We have reported net income of $1,926,228 for the nine months ended September 30, 2013; of this income, $5,998,483 was the result of a net, non-cash gain from the change in value of derivative instruments non-cash gain on conversion of debt, and $2,206,210 was the result of a non-cash expense for debt discount and financing expense related to the issuance of derivative instruments. Before these non-cash financing items, we incurred a loss of $1,866,045. As of September 30, 2013 we have negative working capital of $11,336,023 and a stockholders’ deficit of $11,116,323. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at September 30, 2013.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

In accordance with ASC 820, the following table represents the fair value hierarchy for our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$27,202	$-	$-	$27,202
Total Assets	$27,202	$-	$-	$27,202
Liabilities
Notes payable	$-	$-	$921,500	$921,500
Conversion derivative liabilities	-	-	9,518,660	9,518,660
Total Liabilities	$-	$-	$10,440,160	$10,440,160

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

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (warrant derivative liability and conversion derivative liability) for the nine months ended September 30, 2013.

Balance at beginning of year	$15,069,135
Additions to derivative instruments	2,198,832
Change in fair value of derivative liabilities	(5,989,840)
Reclassification upon conversion of debt	(1,759,467)
Balance at end of period	$9,518,660

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

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and the exercise of our stock warrants. In accordance with ASC 260-45-20, common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss. Net income of $2,639,728 reported for the three months ended September 30, 2012 and net income of $1,926,228 reported for the nine months ended September 30, 2013 resulted solely from gains and losses attributable to our derivative instruments. Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share since the inclusion of the common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting would be anti-dilutive.

There were 148,124,250 common share equivalents at September 30, 2013 and 120,515,854 at September 30, 2012, which have been excluded from the computation of the weighted average diluted shares.

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

IBC Funds $25K Financing

On June 7, 2013, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC (IBC), an accredited investor, providing for the sale by the Company to IBC of an 8% convertible debenture in the aggregate principal amount of $25,000 (the “June 2013 Debenture”). The June 2013 Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the June 2013 Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is  the lesser of (i) ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (“Conversion Price”). The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

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

IBC Funds $20K Financing

On July 2, 2013, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC (IBC), an accredited investor, providing for the sale by the Company to IBC of an 8% convertible debenture in the aggregate principal amount of $20,000 (the “July 2013 Debenture”). The July 2013 Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the July 2013 Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is  the lesser of (i) ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (“Conversion Price”). The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

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

The conversion feature of the July 2013 IBC debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $184,294. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.16%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 156%; and (4) an expected life of 1 year. The Company has allocated $20,000 to debt discount, to be amortized over the life of the debt, with the balance of $164,294 being charged to expense at issue.

IBC Funds $50K Financing

On August 14, 2013, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC (IBC), an accredited investor, providing for the sale by the Company to IBC of an 8% convertible debenture in the aggregate principal amount of $50,000 (the “IBC August 2013 Debenture”). The IBC August 2013 Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the IBC August 2013 Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is  the lesser of (i) ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (“Conversion Price”). The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

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

The conversion feature of the IBC August 2013 IBC debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $453,643. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.135%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 234%; and (4) an expected life of 1 year. The Company has allocated $50,000 to debt discount, to be amortized over the life of the debt, with the balance of $403,643 being charged to expense at issue.

CP US Income Group $50K Financing

On August 14, 2013, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC (IBC), an accredited investor, providing for the sale by the Company to IBC of an 8% convertible debenture in the aggregate principal amount of $50,000 (the “CP US August 2013 Debenture”). The CP US August 2013 Debenture matures on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the CP US August 2013 Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is  the lesser of (i) ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion (“Conversion Price”). The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

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

The conversion feature of the CP US August 2013 debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $453,643. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.135%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 234%; and (4) an expected life of 1 year. The Company has allocated $50,000 to debt discount, to be amortized over the life of the debt, with the balance of $403,643 being charged to expense at issue.

During the nine months ended September 30, 2013 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $138,844 and $400,653 for the three and nine months ended September 30, 2013, respectively, which has been charged to interest expense.

During the nine months ended September 30, 2013, $148,459 of principal was converted into 1,048,830 shares of common stock. The Company has recorded expense of $208,125 for the nine months ended September 30, 2013 related to the change in fair value of the conversion feature through the dates of conversion.

At September 30, 2013, we recalculated the fair value of our embedded conversion features and warrants subject to derivative accounting and have determined that their fair value at September 30, 2013 was $9,518,660. The value of the conversion liabilities and warrant liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.12% - 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 222% - 295%; and (4) an expected life of  0.50 – 2.75 years. We recorded gain of $5,116 and $6,197,965 for the three and nine months ended September 30, 2013, respectively.

The Company is in default on eleven of its convertible notes, aggregating $641,825 of unpaid principal and $163,172 of unpaid accrued interest. The Company has not repaid principal or accrued but unpaid interest that has become due and payable under the notes.  The Company is currently working with the note holders on making arrangements to honor its obligations under the notes, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the notes.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, with par value of $0.001 per share. There were 75,000 Series B shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2013 and December 31, 2012, there were 4,019,694 and 2,970,864 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2013 we issued 1,048,830 shares of common stock upon conversion of notes payable in the amount of $148,459. The shares had a value of $1,895,148 at the dates of conversion.

NOTE 5 – SUBSEQUENT EVENTS

On November 1, 2013 the Company entered into a six month lease agreement for approximately 71 square feet of space at a rate of $525 per month. The corporate offices will be relocating to 12555 Orange Drive, #216 Davie, FL 33330.

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

Results of Operations

Three Months ended September 30, 2013 as compared to the Three Months ended September 30, 2012

Revenues:

Net sales were $0 for the three month periods ended September 30, 2013 and 2012. Our revenues have been minimal or nonexistent as we implement our current business plan.

Operating expense:

General and administrative expense for the three months ended September 30, 2013 was $611,847, as compared to $429,768 for the three months ended September 30, 2012, an increase of $182,079, or 42%. The increase in expense in 2013 is primarily attributable to increases in stock based compensation of approximately $413,000 (relating to a stock award to our chief executive officer made in late 2012) and payroll expense of approximately $29,000, partially offset by a decrease in consulting fees of approximately $271,000 (approximately $303,000 of the decrease is in stock based fees). Current general and administrative expense consists primarily of payroll, consulting fees and professional fees. Consulting fees are primarily related to financial public relations, strategic planning, business development, administrative operations, financial projections and marketing.

Other income (expense):

We had income from the change in the fair value of our derivative liabilities of $5,116 during the three months ended September 30, 2013 as compared to income of $5,514,096 in the comparable 2012 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion of our derivative liabilities.

We reported interest expense of $1,197,228 during the three months ended September 30, 2013 as compared with interest expense of $2,444,600 during the three months ended September 30, 2012. Interest expense during the 2013 period consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $1,110,424. The balance of the expense for the 2013 period relates to the amortization of debt discount and interest accrued on the debt. Interest expense during the 2012 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $1,946,378 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $396,835. The balance of the expense for the 2012 period relates to the amortization of debt discount and interest accrued on the debt.

Net income:

We reported net loss of $1,803,959 during the three month periods ended September 30, 2013 and net income of $2,639,728 during the three month periods ended September 30, 2013, resulting from the components described above.

Nine Months ended September 30, 2013 as compared to the Nine Months ended September 30, 2012

Revenues:

Net sales were $0 for the nine months ended September 30, 2013 compared to net sales of $424 for the 2012 period. Our revenues have been minimal or nonexistent as we implement our current business plan.

Operating expense:

General and administrative expense for the nine months ended September 30, 2013 was $1,795,290, as compared to $702,349 for the nine months ended September 30, 2012, an increase of $1,092,941, or 156%. The increase in expense in 2013 is primarily attributable to an increase in stock based compensation of approximately $1,238,000 (relating to a stock award to our chief executive officer made in late 2012), partially offset by decreases in consulting fees of approximately $108,000 (approximately $221,000 of the decrease is in stock based fees) and payroll expense of approximately $52,000. Current general and administrative expense consists primarily of payroll, consulting fees and professional fees. Consulting fees are primarily related to financial public relations, strategic planning, business development, administrative operations, financial projections and marketing.

Other income (expense):

We had income from the change in the fair value of our derivative liabilities of $5,989,840 during the nine months ended September 30, 2013 as compared to expense of $2,891,193 in the comparable 2012 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 3 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $8,643 during the nine months ended September 30, 2013, with gain of $9,981 in the 2012 period. The gain on debt conversion resulted from the issuance of common shares to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $2,276,965 during the nine months ended September 30, 2013 as compared with interest expense of $10,272,528 during the nine months ended September 30, 2012. Interest expense during the 2013 period consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $2,001,832. The balance of the expense for the 2013 period relates to the amortization of debt discount and interest accrued on the debt. Interest expense during the 2012 period consists primarily of the expense associated with the price resets of certain of our derivative instruments aggregating $6,276,372 and derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt aggregating $3,710,468. The balance of the expense for the 2012 period relates to the amortization of debt discount and interest accrued on the debt.

Net income (loss):

We reported net income of $1,926,228 and net loss of $13,855,665 during the nine month periods ended September 30, 2013 and 2012, respectively, resulting from the components described above.

Liquidity and Capital Resources

As of September 30, 2013 we had a working capital deficit of $11,336,023. From April through August, 2013 we raised $197,000 in cash proceeds from the sale of convertible debentures (see below).

Operating Activities - For the nine months ended September 30, 2013,  net cash used in operating activities was $253,578, primarily attributable to a loss of $384,795 (after adjusting for non-cash items), partially offset by an increase in accounts payable of $131,217. Net cash used in operating activities for the nine months ended September 30, 2012 was $238,191, primarily attributable to a loss of $289,989 (after adjusting for non-cash items) partially offset by an increase in accounts payable of $51,798.

Investing Activities -   For the nine months ended September 30, 2013 and 2012, net cash used in investing activities was $1,800 and $22,650, respectively, related to the build-out of intangible assets.

Financing Activities - For the nine months ended September 30, 2013 and 2012, net cash provided by financing activities was $197,000 and $250,000, respectively.

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

On June 7, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with IBC Funds, LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investors of 8% convertible debentures in the aggregate principal amount of $25,000 (the “Debenture”). The Debentures mature on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is  the lesser of (i) ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion. The Conversion Price may be adjusted pursuant to the other terms of this Debenture “Conversion Price”).

On July 2, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with IBC Funds, LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investors of 8% convertible debentures in the aggregate principal amount of $20,000 (the “Debenture”). The Debentures mature on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is  the lesser of (i) ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion. The Conversion Price may be adjusted pursuant to the other terms of this Debenture “Conversion Price”).

On August 13, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with IBC Funds, LLC, an accredited investor (the “Investor”), providing for the sale by the Company to the Investors of 8% convertible debentures in the aggregate principal amount of $50,000 (the “Debenture”). The Debentures mature on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is  the lesser of (i) ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion. The Conversion Price may be adjusted pursuant to the other terms of this Debenture “Conversion Price”).

On August 13, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with CP US Income Group, an accredited investor (the “Investor”), providing for the sale by the Company to the Investors of 8% convertible debentures in the aggregate principal amount of $50,000 (the “Debenture”). The Debentures mature on the first anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable on the Maturity Date. The Investor may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is  the lesser of (i) ninety percent (90%) discount of the average of the closing bid price of the Common Stock during the five (5) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP or (ii) the average of the closing bid price per share during the five (5) trading days prior to the date of any such conversion. The Conversion Price may be adjusted pursuant to the other terms of this Debenture “Conversion Price”).

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2013 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On July 29, 2010, the Company entered into a securities purchase agreement with IIG Management LLC   (“IIG”), providing for the sale by the Company to IIG of a 10% convertible note in the aggregate principal amount of $120,000, due July 29, 2011 (the “IIG Note”). On August 9, 2011, the Company entered into an omnibus waiver and modification agreement with IIG related to the IIG Note, pursuant to which, among other things, IIG agreed to (i) extend the maturity date of the note from July 29, 2011 until September 30, 2011 and (ii) IIG waived any default or breach that may have resulted by way of the IIG Note maturing on July 29, 2011.  As of the date hereof, IIG has elected to convert $1,900 of the principal due however the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the IIG Note. The Company is currently working with IIG on making arrangements to honor its obligations under the IIG Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IIG Note.

On November 9, 2010, the Company entered into a securities purchase agreement with Greystone providing for the sale by the Company to Greystone of a 10% convertible note in the aggregate principal amount of $50,000, due November 9, 2011 (the “Greystone Nov 2010 Note”). As of the date hereof, Greystone has elected to convert the full principal amount of $50,000 but the Company has not repaid accrued interest that has become due and payable under the Greystone Nov 2010 Note. The Company is currently working with Greystone on making arrangements to honor its obligations under the Greystone Nov 2010 Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the Greystone Nov 2010 Note.

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

On September 18, 2012, the Company entered into a securities purchase agreement with IBC Funds providing for the sale by the Company to IBC of a 8% convertible debenture in the principal amount of up to $21,500 due September 18, 2013 (the “IBC Funds September 2012 note”). As of the date hereof, the Company has not repaid any principal or accrued but unpaid interest that has become due and payable under the IBC September 2012 Note. The Company is currently working with IBC on making arrangements to honor its obligations under the IBC September 2012 Note, however, there can be no assurance that any such arrangements will ever materialize or be permissible or sufficient to cover any or all of the obligations under the IBC September 2012 Note.

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

VANITY EVENTS HOLDING, INC.

Date: November 19, 2013	By:	/s/ Phil Ellett
Name: Phil Ellett
Title: Chief Executive Officer (principal executive officer and principal financial officer) and Principal Accounting Officer