Form 10-K
period 2013-12-31
Thinspace Technology, Inc.
filed 2014-03-31
CIK 1393935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2013

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 31, 2013 to December 31, 2013

Commission file number 000-52524

Thinspace Technology, Inc.
(Exact name of registrant as specified in its charter)

Delaware	43-2114545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5535 S. Williamson Blvd, Unit 751
Port Orange, FL 32128
(Address of principal executive offices)

 (786) 763-3830
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  ☐ Yes   ☑    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 ☑     Yes        ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes  ☑     No

As of June 30, 2013, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of the registrant’s common stock of $0.44 was approximately $888,666. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 18, 2014 was 91,621,564.

DOCUMENTS INCORPORATED BY REFERENCE – None

INDEX

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

INDEX
PART I

ITEM 1. BUSINESS

Corporate History

Thinspace Technology, Inc. was incorporated in the State of Delaware on November 22, 2006 under the name Map V Acquisition, Inc.

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

On June 30, 2011 the Company, Shogun, Mr. Knapp, Roxanne Knapp and the Shareholders entered into a rescission agreement pursuant to which, upon closing, the Exchange Agreement was rescinded, any and all obligations of any party arising from such Exchange Agreement, were, in all respects, deemed to be null and void and of no further force and effect.

Beginning in 2012, management decided to evolve its business strategy from a licensing and marketing company to an e-commerce transactional business.

Pursuant to an Agreement of Merger and Reorganization dated December 31, 2013 (the “Merger Agreement”) between the Company, VAEV Merger Sub, Inc., and  Thinspace Technology Ltd. (formerly known as Propalms Ltd.) (“Thinspace UK”), VAEV Merger Sub merged with Thinspace UK and all of the issued and outstanding shares of Thinspace UK were exchanged for 80,200,000 shares of common stock of the Company, representing approximately 91.6% of the outstanding shares of common stock the Company, resulting in a change in control of the Company.

Thinspace UK is a cloud computing company that  develops software productivity products that allow its customers secure access to centrally managed Desktops or Software Applications  and to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office- simply and securely.

Effective December 31, 2013, the Company’s existing officer and two of its three directors resigned, and two new directors and officers who were nominees of Propalms were appointed as directors and officers of the Company.

As a result of the foregoing, we have determined to treat the acquisition as a reverse recapitalization for accounting purposes, with Thinspace UK as the acquirer for accounting purposes. As such, the financial information, including the operating and financial results, included in this current report on Form 10-K are that of Thinspace UK rather than that of the Company prior to the closing of the Merger Agreement.

On February 6, 2014, the Company changed its name to Thinspace Technology, Inc.
On February 27, 2014, Propalms International, Ltd., a Nevada corporation an indirect wholly owned subsidiary of the Company, changed its name to Thinspace Technology, Ltd. (“Thinspace Nevada”).
On March 10, 2014, the Company’s wholly-owned subsidiary, Propalms Ltd., a UK registered company changed its name to Thinspace Technology Ltd.

References in this report to “Thinspace”, “Thinspace Technology”, “we,” “us,” “our” and similar words refer to the Company and its wholly-owned subsidiaries, Thinspace UK and Thinspace Nevada, unless the context indicates otherwise, and, prior to the closing, these terms refer to Thinspace UK and Thinspace Nevada. References to Vanity relate to the Company prior to the closing of the Merger Agreement.

INDEX

Overview

Thinspace Technology  is a cloud computing company that  develops software productivity solutions that allow its customers secure access to centrally managed Desktops or Software Applications  and to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office- simply and securely.

Our cloud computing solutions help IT and service providers build both private and public clouds, leveraging virtualization and networking technologies to deliver high-performance, elastic and cost-effective services for mobile workstyles.

Thinspace products have been designed to suit the needs of all sizes of organizations from 5 to 50,000+ users. Customers have found Propalms products to be easier to use, faster to implement and cheaper to maintain than other similar software, which is important to small and medium sized companies or governmental offices as well as large enterprise organizations that are looking to reduce their IT infrastructure costs. We market and license our products directly to systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.

Thinspace Technology Ltd. (formerly known as Propalms Ltd.) is a United Kingdom corporation founded on October 11,  2001 and launched sales in July 2005.
Thinspace Technology Ltd. (formerly known as Propalms International Ltd) is a Nevada corporation founded on August 24,  2010 and is a wholly-owned subsidiary of Thinspace UK.

Our Products

We have developed software products that all allow our customers secure access to centrally managed Desktops or Software Applications:

Propalms TSE – allows customers to deliver single software applications to any kind of device either inside or outside the corporate network.
Propalms One Gate- allows secure encrypted access to data or applications from outside the corporate network.
Propalms VDI – allows a Microsoft Windows desktop to be centrally run, managed and delivered to any kind of device.
Propalms – Pano Logic G2 – The G2 is a Zero Client that replaces traditional desktops, allows secure fast access to hosted virtual desktops
Thin Space – is a branded hardware Zero Client Solution aimed for the enterprise and corporate markets.

These products have been designed to suit the needs of all sizes of organizations from 5 to 50,000+ users. Our products are functionally comparable to similar products developed and sold by the market leader Citrix Systems Inc.

Customers have found our  products to be easier to use, faster to implement and cheaper to maintain than other similar software, which is important to small and medium sized companies or governmental offices as well as large enterprise organizations that are looking to reduce their IT infrastructure costs.

We sell our products directly to independent software vendors, or ISVs, and application service providers or ASPs and through our worldwide network of distributors and resellers to end users.

End users are from both the public and private sectors and typically have between 5 and 1000 desktop computers in their organization.  Examples of current users by industry are:

• Manufacturing	Toyota Group (Japan)
• Software Houses	McCracken Financial Software (USA)
• Local Government	Town of Whitby (Canada)
• Distribution	Hisco (USA)
• Health Care	Community Health of Southern Iowa (USA)
• Educational Establishments	University of Suffolk (USA)
• Legal	Lavery De Billy Avocats (Canada)
• Charitable organisations	Alzheimer’s Association (USA)
• Banking	Capitol Bank (USA)
• Financial	Redstone Federal Credit Union (USA)
● Facilities Management	Cofely (UK)

INDEX

MARKET SIZE & TRENDS

The potential market for Microsoft server based computing (SBC) software, also known as thin client software solutions, is estimated to be $4.5 billion in 2014. This estimate is based on our knowledge of the market and interpretation of Microsoft’s and Citrix accounts.

Our product set has comparable functionality to Citrix as well as greater speed and simpler installation processes. However, our low cost base enables us to offer ours products at a much lower competitive price than Citrix, currently approximately 50% less per user. Our maintenance cost for any potential customer is also substantially lower.

Through our network of distributors and resellers, we are typically targeting medium size organizations with up to 1000 users. Citrix mainly target organizations with a larger number of users and consequently they are not currently a significant competitor to us.

Executive Summary

The potential market for Microsoft server based computing (SBC) software, also known as thin client software solutions, is estimated to be approximately $4.5 billion in 2014. This estimate is based on our knowledge of the market and interpretation of Microsoft’s and Citrix accounts.

Thinspace Technology has developed three software products that all allow our customers secure access to centrally managed Desktops or Software Applications:

	Propalms TSE – allows you deliver single software applications to any kind of device either inside or outside the corporate network.

	Propalms One Gate- allows secure encrypted access to data or applications from outside the corporate network.

	Propalms VDI – allows a Microsoft Windows desktop to be centrally run, managed and delivered to any kind of device.

Our 2013 acquisitions have added two new products to our suite of solutions:

	Pano Logic G2 – The G2 is a Zero Client that replaces traditional desktops, allows secure fast access to hosted virtual desktops

	Thin Space – A branded hardware zero thin client solution aimed for the enterprise and corporate market.

Marketing

Our marketing plan focuses on key sales and marketing initiatives, many of these are internet based marketing strategies, which have proven results.  Our objective when undertaking these marketing activities is to generate as many “web downloads” and undertake as many “on line live demos” as possible, as these tend to secure more sales conversions than any other kind of lead.

We plan to combine our websites into one site, www.thinspace.com, which will be re-designed and optimized for search engines. We anticipate that this will take place before the close of the 4th quarter of 2014.

Our products are all freely downloadable as a fully functional 30 day evaluation.  We have produced slow growth in the number of people visiting due to the lack of sustained marketing activity. Our current websites are www.thinspaceinc.com, www.propalms.com and www.vanityeventsholdinginc.com.

Our chosen website marketing strategies are:

•
Website optimisation; inserting key words and phrases within our website, which when a prospect searches via various search engines, ensures that Propalms /Thinspace website is always presented to them.

•
Google Ad words; Pay-per-click advertising is becoming increasingly more available with web companies like Google and Overture and is very effective in driving people to the desired website.  The most important issue with pay-per-click is to target the correct search phrase, include brand names and the like, but most importantly; they lead the browser through to a relevant web page and doesn’t generate “bounce”.

•
Partner Sponsorship; There is a number of “Server Based Computing Industry” websites that are a valuable source of information for clients involved or interested in this kind of technology.  These sites include www.brianmadden.com www.dabcc.com and www.MSTerminalservices.org.  We will seek to have a presence on these sites in order to raise our profile considerably amongst industry professionals.

•
Interactive Chat; Under this method, if a browser is clicking around our site, we can engage in an online, real time “chat” with them to establish their interest and point them in the right direction to find what they are looking for on the site.

•	Domain Name Registration; Register as many worldwide domain extensions as possible in order to show a “global” web presence.
•
Website Language Localisation; Translate our website into as many languages as possible in order to show a “global” presence and courtesy to clients around the world.  To coincide with worldwide domain extension registrations.

•
Website Design; Continual refresh and update of our website to ensure maximum return visits, retain customer/prospect interest and become a valuable source of information for both our customers and prospects.

INDEX

EMARKETING

E-marketing is the “media” of today, with direct hits to the right contacts, giving us traceable leads and a return on our investment that can be measured.

•
Emedia/ITMedia/Redmond; Many IT professionals subscribe to various industry news and sales resources.  We have used a number of these resource/companies to promote our products, with proven results.  They work on a “cost per lead” basis, our campaigns would usually focus around getting the prospects to download our evaluation/trial software or take an on line web demo, which is then followed up by our telesales team.

•
Email Blasts (E-shot); either working with our channel partners or using our own customer relationship management (or CRM) data, we can E-shot our prospects on a regular basis to promote products and communicate our message.

DIRECT MAIL

We intend to run direct mail campaigns in conjunction with telemarketing campaigns.  Direct mailers typically do not work without a follow up. We will target the following markets with direct mail campaigns:

•	Resellers; to assist our distribution channel to grow our reseller base.
•	End Users; to generate end user leads across all market sectors, which we can qualify and pass to our channel for appropriate follow up and close.
•
ISV’s; this market is a relatively untapped market for us. Propalms TSE is a very attractive proposition for ISV’s to deliver their own applications, via server based computing, for relatively low initial outlay compared to that of our main competitors.

•
ASP Hosting Companies; this market is a relatively untapped market for us.  Propalms TSE is a very attractive proposition for ASP Hosting companies to deliver their services, via server based computing, for relatively low initial outlay compared to that of our main competitors.

•	Targeting “Original Equipment Manufacturers” to promote our product to be bundled with their software or systems. This is usually done via a formal “OEM Contract”.

TELEMARKETING

We believe telemarketing is a fundamental sales function that is imperative to ensure we are making continual in roads into new prospects.  In order to be effective it is imperative that we are able to “buy in” quality contact data in order to target specific chosen sectors.  We plan to target the following sectors:

•	ISV’s
•	ASP Hosting Companies
•	OEM
•	End Users – target customers across all vertical sectors

We believe another effective use of telemarketing resource is to plant “funded heads” in the offices of our channel partners.  This funded head, would work for and be paid by us, promoting our products and services to the channel partners customer base.  The funded head would prove an invaluable resource for the channel partner to use for the following:

•	Onsite support to include telemarketing into resellers/distributors customer database
•	Product sales training to resellers/distributors sales teams
•	Managing supplier promotion/spiff days
•	Liaising between reseller/distributors marketing team and Thinspace

In return we would expect a commitment from the channel partner, and for them to supply:

•	Desk, telephone and internet access
•	Access to reseller/distributors account managers
•	Access to customer database, to enable telesales activity
•	Free inserts into reseller/distributors price lists, catalogues
•	Free inserts in eshots and mail shots
•	Space on stands at trade shows and exhibitions
•	Website presence for Thinspace on reseller/distributors website

INDEX

SHOWS & EVENTS

In order for us to gain respect and have our profile raised within our market sectors it is important for us to be present at top industry shows as well as events co-hosted by our channel partners and technology partners.  It is our aim to be involved in as many of these as possible. These events include the following:

•	Microsoft; Our main industry technology partner hosts a number of events throughout the world on an on-going basis
•	Infor; One of the world’s fastest growing ISV’s host annual conferences in US
•	VMWorld; The worlds’ largest trade show focussing on the virtualisation market space.
•
InfoSec; Infosecurity is a series of events across the globe, and the most comprehensive convergence of information security professionals.  It addresses today’s strategic and technical issues in an unrivalled education programme and showcases the most diverse range of new and innovative products and services.

•
Partner Events; Our channel partners hold regular and ad hoc events promoting their products and services.  We intend to attend and be part of as many of these events as possible, in many cases these events would have a “Thinspace Only” focus and would target both other channel partners/resellers and end users

PROMOTIONAL ITEMS & BROCHUREWARE

It is important for us to be able to provide our prospects with various promotional media, particularly at events and following up from other marketing activities.  These items include:

•	Product brochures and price lists
•	Promotional items, such as pens, polo shirts, stress balls and other giveaways with our web address and logo on, used to keep the “Thinspace” name in front of our prospects.

Intellectual Property

The Company owns copyright on all its current range of products as well as ownership of domain names. The Company is considering the possibility of applying for patents on some on some of its software application development as well as future hardware design.

Competition

The market for SBC was started by and is dominated by Citrix who developed the first SBC product.  Citrix have continued to develop the product and the market from the late 1990s and have maintained their position as the major worldwide supplier.

There are now a small number of other providers who have followed Citrix into the SBC market but they do not appear to have gained any significant share. The key ones are referred to below.

•
Jetro Technologies Limited is a privately owned company based in Israel.  They have a number of distributors but to date none of Propalms distributors have reported any activity amongst their customers and prospective customers.

•	Ericom Software Limited is a publicly owned company based in Israel. They have recently developed a SBC software solution and as of now have not made any significant sales.

•
Hopto Inc, (HPTO.OB) based in California is a publicly traded company. They used to focus on selling their solution in the Unix market, to a very select group of customers. They have now changed direction in developing applications for mobile devices

•	Provision Networks Inc, based in U.S.A. They have recently been purchased by QUEST Software (QSFT) for an undisclosed amount.

•
Microsoft’s 2003, 2008 & 2012 Terminal Services Edition offers a thin client solution that can be sold in its own right and is most suitable for organizations with 5 to10 users running a single server.

Customers

During the eleven months ended December 31, 2013 one distributor, Air Company, Japan, accounted for approximately 10% of our net revenues.

Research and Development

During the eleven months ended December 31, 2013, we spent an estimated $400,000 on research and development costs. Our research and development takes place in Puna, India.

Employees

As of March 18, 2014 the Company employs a total of 11full-time employees.

INDEX

ITEM 1A.  RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Related to Our Business

Because we have a limited operating history, our ability to fully and successfully develop our business is unknown.

Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured. For us to achieve success, our products must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the development, production, marketing, and sales of our product. As a result, we may not generate significant revenues in the future. Failure to generate significant revenues in near future may cause us to suspend or cease activities.

We will need additional funds to produce, market, and distribute our product.

We will have to spend additional funds to produce, market and distribute our product. If we cannot raise sufficient capital, we may have to cease operations and you could lose your investment. We will need additional funds to produce our product for distribution to our target market. Even after we complete the production of our product, we will have to spend substantial funds on distribution, marketing and sales efforts before we will know if we have commercially viable and marketable/sellable products.

There is no guarantee that we will achieve sufficient sale levels.

There is no guarantee that the expenditure of money on distribution and marketing efforts will translate into sales or sufficient sales to cover our expenses and result in profits.

Our development, marketing, and sales activities are limited by our size.

Because we are small and do not have much capital, we must limit our product development, marketing, and sales activities. As such we may not be able to complete our production and business development program and this will have a material adverse effect on the Company’s business, financial condition and results of operations.

Intense competition and increasing competition in the THIN CLIENT market could hurt our business.

The market for thin clients is highly competitive. Market participants are of various sizes, with various market shares and geographical reach, some of whom have access to substantially more sources of capital. We will compete generally with major companies such as Citrix, Hopto, Ericom and 2X. As a result of both direct and indirect competition, our ability to successfully distribute, market and sell our product, and to gain sufficient market share in the United States to realize profits may be limited, and our business plan may not succeed.

Unfavorable general economic conditions in the United States could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and demand for, our product in the United States. Lower demand for our product in the United States could reduce our profitability.

INDEX

Changes in, or failure to comply with, the laws and regulations applicable to our products or our business operations could increase our costs or reduce our net operating revenues.

In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottling partners’ facilities, as well as damage to our image and reputation, all of which could harm our profitability.

Our business could be adversely impacted by conditions affecting the information technology market.

The demand for our products and services depends substantially upon the general demand for business-related computer appliances and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Moreover, the purchase of our products and services is often discretionary and may involve a significant commitment of capital and other resources. Future economic projections for the information technology sector are uncertain and highlight an industry in transition from legacy platforms to mobile, cloud, big data and social solutions. If our current and prospective customers cut costs they may significantly reduce their information technology expenditures. Additionally, if our current and prospective customers shift their information technology spending more rapidly towards newer technologies and solutions, the demand for our products and services most aligned with legacy platforms (such as our Desktop Virtualization products) could decrease. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition.

If we do not develop new products and services, integrate acquired products and services and enhance our existing products and services, our business, results of operations and financial condition could be adversely affected.

The markets for our products and services are characterized by:

•	rapid technological change;

•	evolving industry standards;

•	fluctuations in customer demand;

•	changing and increasingly sophisticated customer needs; and

•	frequent new product and service introductions and enhancements.

Our future success depends on our ability to continually enhance our current products and services, integrate acquired products and services, and develop and introduce new products and services that our customers choose to buy. The emerging markets for our next generation of products and services have yet to be defined. The introduction of third-party solutions embodying new technologies and the emergence of new industry standards could make our existing and future software solutions obsolete and unmarketable. If we are unable to keep pace with technological developments of third parties, expectations of the emerging markets and customer demands by introducing new products and services and enhancements, our business, results of operations and financial condition could be adversely affected. Our future success could be hindered by:

•	delays in our introduction of new products and services;

•	delays in market acceptance of new products and services or new releases of our current products and services;

•	our failure to support services in a timely manner;

•	our failure to identify and address significant product quality issues;

•	our inability to position our and/or price our products and services to meet the market demand;

•	our failure to maintain relevance in the evolving marketplace; and

•	third party’s introduction of new products, or services or technologies that could replace, make obsolete or shorten the life cycle of our existing product and service offerings.

We believe the demand for technology has and will continue to shift from the types of products and services we and our competitors have sold in the past to a new generation of products and services. We cannot guarantee that our products will achieve the broad market acceptance by our channel and strategic partners, customers and prospective customers necessary to generate significant revenue in the future. In addition, we cannot guarantee that we will be able to respond effectively to technological changes or new product announcements by others. If we experience material delays or sales shortfalls with respect to our new products and services or new releases of our current products and services, those delays or shortfalls could have a material adverse effect on our business, results of operations and financial condition.

In order to be successful, we must attract, engage, retain and integrate key employees, and failure to do so could have an adverse effect on our ability to manage our business.

Our success depends, in large part, on our ability to attract, engage, retain, and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled managerial, technical, sales and services, finance and marketing personnel are critical to our future, and competition for experienced employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business, and any failure to successfully integrate key new hires or promoted employees could adversely affect our business and results of operations. Competition for qualified personnel in our industry is intense because of the limited number of people available with the necessary technical skills and understanding of products in our industry. The loss of services of any key personnel, the inability to retain and attract qualified personnel in the future or delays in hiring may harm our business and results of operations.

INDEX

Our products could contain errors that could delay the release of new products or that may not be detected until after our products are shipped.

Despite significant testing by us and by current and potential customers, our products, especially new products or releases or acquired products, could contain errors. In some cases, these errors may not be discovered until after commercial shipments have been made. Errors in our products could delay the development or release of new products and could adversely affect market acceptance of our products. Additionally, our products depend on third-party products, which could contain defects and could reduce the performance of our products or render them useless. Because our products are often used in mission-critical applications, errors in our products or the products of third parties upon which our products rely could give rise to warranty or other claims by our customers, which may have a material adverse effect on our business, financial condition and results of operations.

We rely on indirect distribution channels and major distributors that we do not control.
We rely significantly on independent distributors and resellers to market and distribute our products and appliances. For instance, one distributor, Air Company, Japan , accounted for approximately 10% of our net revenues in 2013. We maintain and periodically revise our sales incentive programs for our independent distributors and resellers, and such program revisions may adversely impact our results of operations. Our competitors may in some cases be effective in providing incentives to current or potential distributors and resellers to favor their products or to prevent or reduce sales of our products. The loss of or reduction in sales to our distributors or resellers could materially reduce our revenues. Further, we could maintain individually significant accounts receivable balances with certain distributors. The financial condition of our distributors could deteriorate and distributors could significantly delay or default on their payment obligations. Any significant delays, defaults or terminations could have a material adverse effect on our business, results of operations and financial condition.

Our Thin Client business could suffer if there are any interruptions or delays in the supply of hardware or hardware components from our third-party sources.

We rely on a concentrated number of third-party suppliers, who provide hardware or hardware components for our Thin Client products, and contract manufacturers. If we are required to change suppliers, there could be a delay in the supply of our hardware or hardware components and our ability to meet the demands of our customers could be adversely affected, which could cause the loss of a significant amount of sales and existing or potential customers and delayed revenue recognition and adversely affect our results of operations. While we have not, to date, experienced any material difficulties or delays in the manufacture and assembly of our Thin Client products, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, or the need to implement costly or time-consuming protocols to comply with applicable regulations (including regulations related to conflict minerals), equipment malfunction, natural disasters and environmental factors, any of which could delay or impede their ability to meet our demand.

If operating margins and gross margins decline, our future operating results could be adversely affected.

Our operating margins in our new initiatives may be lower than those we have achieved in our more mature products and services markets, and our new initiatives may not generate sufficient revenue to recoup our investments in them. We may experience a decline in gross margin as the mix of our revenue may include more products with a hardware component and increased sales of our services, both of which have a higher cost than our software products. If we are not able to recoup our investment by normalizing our margins or reducing our costs through integration of new initiatives it could adversely affect our business, results of operations and financial condition.

Actual or perceived security vulnerabilities in our products and services or cyberattacks on our networks could have a material adverse impact on our business and results of operations.

Use of our products and services may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of products, computer networks and data storage resources is important as security breaches could result in product or service vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to addressing security vulnerabilities in our products and services through our efforts to engineer more secure products and services, enhance security and reliability features in our products and services, deploy security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. Generally speaking, unauthorized parties may attempt to misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. Because techniques used by these perpetrators to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address, or mitigate the negative effects of cyberattacks or other security breaches.

INDEX

A breach of our security measures as a result of third-party action, malware, employee error, malfeasance or otherwise could result in (among other consequences):

•
harm to our reputation or brand, which could lead some customers to seek to cancel subscriptions, stop using certain of our products or services, reduce or delay future purchases of our products or services, or use competing products or services;

•	individual and/or class action lawsuits, which could result in financial judgments against us or the payment of settlement amounts, which would cause us to incur legal fees and costs;
•	state or federal enforcement action, which could result in fines and/or penalties or other sanctions and which would cause us to incur legal fees and costs; and/or
•
in the event that we or one of our customers were the victim of a cyberattack or other security breach, additional costs associated with responding to such breach, such as investigative and remediation costs, and the costs of providing data owners or others with notice of the breach, legal fees, the costs of any additional fraud detection activities required by such customers' credit card issuers, and costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity.

Any of these actions could materially adversely impact our business and results of operations.

Our Software Application products are an alternative to the traditional way of managing desktops, and various factors could cause this line of products and services to result in slower revenue growth than we have historically experienced.

The success of our Software Application products depends in part on organizations and customers perceiving technological and operational benefits and cost savings associated with adopting desktop and application virtualization solutions. Although we have experienced success with this platform, some customers may experience challenges in implementing desktop and application virtualization due to complexity as they may create complex deployments. In addition, our primary competition in desktop and application virtualization is the existing IT practice of managing physical desktops as devices, and the success of our Desktop and Application Virtualization products may depend on information technology executives' continuing to rethink how desktops can be delivered more effectively and efficiently. To the extent that there is slower adoption of desktop and application virtualization solutions, the revenue growth associated with our Software Application products may be slower than we have historically experienced, which could adversely affect our business, results of operations and financial condition.

We anticipate that sales of our Thin Client and Software Application products and related enhancements and upgrades will constitute a majority of our revenue for the foreseeable future. Declines and variability in demand for our Thin Client and Software Application  products could occur as a result of:

•           new competitive product releases and updates to existing products;
•           industry trend to focus on the delivery of applications especially on mobile devices;
•           introduction of potential disruptive technology by third parties;
•           termination of our product offerings and enhancements;
•           potential market saturation;
•           technological change;
•           general economic conditions;
•           complexities and cost in implementation;
•           failure to deliver satisfactory technical support;
•           dissatisfied customers; or
•           lack of success of entities with which we have a technology relationship.

 In addition, there continues to be an increase to the number of alternatives to Windows operating system powered desktops, in particular mobile devices such as smartphones and tablet computers. Users may increasingly turn to these devices to perform functions that would have been traditionally performed by desktops and laptops, which in turn may reduce the market for our Desktop and Application Virtualization products.

If our customers do not continue to purchase our Thin Client and Software Application products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected. In addition, modification or termination of certain of our Thin Client and Software Application products may cause variability in our revenue and make it difficult to predict our revenue growth and trends in our Thin Client and Software Application  products as our customers adjust their purchasing decisions in response to such events.

INDEX

Risks Related to the Company’s Common Stock

There is a limited trading market for the Company’s common stock, and you may have difficulty trading and obtaining quotations for our common stock.

The Company’s common stock is registered under the Exchange Act and is quoted on the OTC Bulletin Board. There has been limited reported trading to date in our common stock. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and may adversely affect the market price of our common stock. A limited market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or assets by using common stock as consideration.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The Nasdaq Stock Market or other national securities exchange and trades at less than $1.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

The rights of the holders of common stock have been impaired by the issuance of preferred stock and may be further impaired by the potential future issuance of preferred stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue up to 50,000,000 shares of our preferred stock, of which 500,000 shares have been designated Series A Preferred Stock, none of which are issued and outstanding, 75,000 shares are designed as Series B Preferred Stock, all of which are issued and outstanding, and 672,000 shares have been designated as Series C Preferred Stock, all of which are issued and outstanding.

Furthermore, our board of directors has the right, without stockholder approval, to issue additional preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward-looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The Company has not paid dividends in the past and does not expect to pay dividends in the foreseeable future.  Any return on investment may be limited to the value of the Company’s common stock.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Our management controls the majority of our outstanding voting securities.

Our officers and directors control the majority of our voting securities. Therefore, our management will control the outcome of all corporate actions and decisions for an indefinite period of time including election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

INDEX

FORWARD-LOOKING STATEMENTS

Statements in this Transition Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above under “Risk Factors,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this current report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this current report, except as required under applicable securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate offices are located at 12555 Orange Drive, Suite 216, Davie, Florida 33331.  We lease 100 square feet of space for $524 per month. The lease expires on April 30, 2014.

Our U. S. Technical Support office is located at 951 Mariner-s Blvd, Suite 300, San Mateo, California 94404. We lease 500 square feet for $5,500 per month.  The lease expires on 31 May, 2014

Our U.S. sales office is located at 801 International Parkway, Suite 500, Lake Mary, FL 32746. We lease 1,200 square feet for $7,500    per month. The lease expires on March 31, 2014.

As of March 1, 2014 our new U.S. head office is located at 5535 South Williams Blvd, Suite 751, Port Orange, Florida 32128. We lease 2,300 sq feet for $2,300 per month. The lease expires on March 1, 2015

Our international administrative offices are located at The Catalyst @ University of York, Baird Lane, York YO10 5GA, North Yorkshire, UK.  We lease 900 square feet for $2,640 per month.

We believe that our existing facilities are suitable and adequate to meet our current business requirements.

ITEM 3. LEGAL PROCEEDINGS

We are not party to any material legal proceedings and no property of the Company is subject to any material legal proceedings.

 ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

INDEX

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock quoted on the OTC Bulletin Board and OTCQB under the symbol “THNS.” There has been limited reported trading to date in the Company’s common stock.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High	Low
Quarter ended 03/31/12	$2.60	$0.015
Quarter ended 06/30/12	$2.60	$1.21
Quarter ended 09/30/12	$1.95	$1.01
Quarter ended 12/31/12	$1.66	$0.95
Quarter ended 03/31/13	$2.75	$1.19
Quarter ended 06/30/13	$2.09	$0.41
Quarter ended 09/30/13	$1.55	$0.30
Quarter ended 12/31/13	$0.36	$0.16

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 18, 2014, there were approximately 75 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities

On December 20, 2013, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC (“IBC”) pursuant to which the Company sold to IBC an 8% convertible debenture in the principal amount of $150,000 (the “Debenture”). The Debenture matures on December 31, 2016 (the “Maturity Date”) and bears interest rate of 8% per annum, payable semi-annually and on the Maturity Date. IBC may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, at Conversion Price per share at 25% of the lowest closing bid price  for the Company’s stock during the previous 20 trading days (the “Conversion Price”).

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

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Thinspace Technology is a cloud computing company that  develops software productivity solutions that allow its customers secure access to centrally managed Desktops or Software Applications  and to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office- simply and securely.

Thinspace Technology cloud computing solutions help IT and service providers build both private and public clouds, leveraging virtualization and networking technologies to deliver high-performance, elastic and cost-effective services for mobile workstyles.

INDEX

Thinspace Technology products have been designed to suit the needs of all sizes of organizations from 5 to 50,000+ users. Customers have found our products to be easier to use, faster to implement and cheaper to maintain than other similar software, which is important to small and medium sized companies or governmental offices as well as large enterprise organizations that are looking to reduce their IT infrastructure costs. We market and license our products directly to systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.

Thinspace Technology Limited (formerly known as Propalms Ltd), our wholly-owned subsidiary which we acquired on December 31, 2013 (“Thinspace UK”) is a United Kingdom corporation founded on October 11, 2001 and launched sales in July 2005.
Thinspace Technology Ltd. (formerly known as Propalms International Ltd) is a Nevada corporation founded on 24 August, 2010 and is a wholly-owned subsidiary of Thinspace UK.

 Recent Developments

On December 6, 2013, the Circuit Court in the Twelfth Judicial Circuit in and for Sarasota County, Florida, entered an Order Granting Approval of Settlement Agreement approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended, in accordance with a Settlement Agreement between the Company and IBC Funds, LLC, to convert  an aggregate of $426,908.03 of past-due accounts payable, which IBC had purchased from certain of our vendors, plus fees and costs to shares of common stock at 35% of the lowest trading price in the 20 days twenty trading period preceding the share request. IBC has contractually agreed to restrict its ability to convert the Debenture such that the number of shares of the Company common stock held by each of the Investor and its affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of Common Stock.

Pursuant to an Agreement of Merger and Reorganization dated December 31, 2013 (the “Merger Agreement”) between the Company, VAEV Merger Sub, Inc., and  Thinspace Technology Ltd. (formerly known as Propalms Ltd.) (“Thinspace UK”), VAEV Merger Sub merged with Thinspace UK and all of the issued and outstanding shares of Thinspace UK were exchanged for 80,200,000 shares of ommon stock of the Company, representing approximately 91.6% of the outstanding shares of common stock the Company, resulting in a change in control of the Company.

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

Results of Operations

Eleven Months ended December 31, 2013 as compared to the Year ended January 31, 2013

INDEX

Revenues

We currently derive our revenues from a number of software products that allow our customers secure access to centrally managed Desktops or Software Applications:

	Propalms TSE – allows you deliver single software applications to any kind of device either inside or outside the corporate network.
	Propalms One Gate- allows secure encrypted access to data or applications from outside the corporate network.
	Propalms VDI – allows a Microsoft Windows desktop to be centrally run, managed and delivered to any kind of device.
	Pano Logic G2 – The G2 is a Zero Client that replaces traditional desktops, allows secure fast access to hosted virtual desktops
	Thin Space – A branded hardware zero thin client solution aimed for the enterprise and corporate market.

Overall, our revenues increased 41% for the eleven months ended December 31, 2013 as compared to the year ended January 31, 2013. The increase is attributable to the introduction of new products during the December 31, 2013 period, as we as to the results of increased marketing activities. While we cannot be certain that we will maintain this type of growth, we are optimistic about the recurring revenue from our products.

Cost of revenue

Cost of revenue as a percent of revenue was 43% for both the eleven months ended December 31, 2013 and for the year ended January 31, 2013. Cost of revenue consists of software development, purchased hardware and software costs and shipping costs.

Operating expense

Operating expense increased 169% for the eleven months ended December 31, 2013 compared to the year ended January 31, 2013. Our costs have increased as we have initiated the Thinspace US operations and increased our marketing and other activities,

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2013 we had approximately $341,000 in cash and cash equivalents and a working capital deficit of $13,312,285 (resulting primarily from derivative liabilities aggregating $11,268,087), as compared to cash and cash equivalents of approximately $8,000 and a working capital deficit of $650,980 at January 31, 2013. Our recent sources of operating capital have been equity and debt financings, along with advances from related parties. In December 2013 we raised $100,000 from the sale of a convertible debenture and $672,000 from the sale of preferred stock (of which $472,000 was received in January 2014).

Our accounts receivable has increased substantially at December 31, 2013 from January 31, 2013 and reflects our increased revenues.

Net Cash Provided by Operating Activities

We used $29,514 of cash in our operating activities during the eleven months ended December 31, 2013 compared to $32,890 used by our operating activities for the year ended January 31, 2013. An increase in net loss of $1,032,897 (after adjusting for non-cash expenses) was offset by increases in accounts payable and deferred revenue.

Net Cash Used in Investing Activities

We used $36,540 for the purchase of furniture and equipment during the eleven months ended December 31, 2013, with $4,528 used during the year ended January 31, 2013.

Net Cash Provided by Financing Activities

During the eleven months ended December 31, 2013 we received $200,000 from the sale of our preferred stock and $100,000 from the sale of a convertible debenture. We acquired $9,848 pursuant to our recapitalization and also received net advances from related parties of $111,691. We repaid $12,748 of a note payable. During year ended January 31, 2013 we made note repayments of $13,431.

Financing Activities –

We are a party to a total of eighteen convertible notes aggregating an outstanding principal balance of $1,173,825 at December 31, 2013, with related accrued and unpaid interest of $209,972. Of these notes, sixteen notes, aggregating $1,073,825 of principal, are convertible at discounts to the market price of our common stock of 75% - 90%. Two notes, aggregating $100,000 principal balance, are convertible at a fixed conversion rate of $0.001 per share. The convertible notes, as amended, bear interest at a weighted average rate of 9% per year and mature in December of 2016.

INDEX

We presently do not have any other available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. We estimate that we will need additional capital of $1,800,000 for the 2014 fiscal year.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

INDEX

ITEM 8. FINANCIAL STATEMENTS

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thinspace Technology, Inc.

We have audited the accompanying balance sheets of Thinspace Technology, Inc. (the “Company”) as of December 31, 2013 and January 31, 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for the eleven months ended December 31, 2013 and the year ended January 31, 2013. Thinspace Technology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thinspace Technology, Inc. as of December 31, 2013 and January 31 2013, and the results of its operations and its cash flows for the eleven months ended December 31, 2013 and the year ended January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bedinger & Company
Concord, California
March 24, 2014

INDEX

THINSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND JANUARY 31, 2013

	December 31,	January 31,
	2013	2013

Assets

Current assets:
Cash and cash equivalents	$341,031	$7,599
Receivable from sale of preferred stock	472,000	-
Accounts receivable	387,279	146,845
Inventory	4,634	-
Prepaid expenses and other current assets	36,263	1,440

Total current assets	1,241,207	155,884

Fixed assets, net	31,325	7,653
Intangible assets, net	194,743	249,691
Other assets	3,049	1,620

Total assets	$1,470,324	$414,848

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$1,610,753	$281,947
Deferred revenue	1,482,504	511,061
Loans payable, current portion	74,800	13,856
Loans payable - related parties	117,348	-
Derivative liabilities	11,268,087	-
Total current liabilities	14,553,492	806,864

Deferred revenue, long term	73,897	25,740
Convertible notes payable, net of discount of $311,806	862,019
Loans payable	25,266	37,620

Total liabilities	15,514,674	870,224

Stockholders' deficit

Preferred stock, undesignated, authorized 49,253,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value,
75,000 and no shares issued and outstanding, respectively	75	-
Preferred stock, Series C, authorized 672,000 shares, $0.001 par value,
672,000 and no shares issued and outstanding, respectively	672	-
Common stock authorized 500,000,000 shares, $0.001 par value,
82,819,694 and 80,200,000 shares issued and outstanding, respectively	82,820	80,200
Additional paid in capital	-	(79,566)
Accumulated deficit	(14,093,652)	(454,968)
Accumulated other comprehensive income (loss)	(34,265)	(1,042)
Total stockholders' deficit	(14,044,350)	(455,376)

Total liabilities and stockholders' deficit	$1,470,324	$414,848

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THINSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2013 AND THE YEAR ENDED JANUARY 31, 2013

	Eleven Months Ended	Year Ended
	December 31,	January 31,
	2013	2013

Revenues	$1,509,286	$1,069,612
Cost of goods sold	647,839	462,609

Gross profit	861,447	607,003

Operating expense:
Selling, general and administrative	1,979,139	696,569
Depreciation and amortization	75,066	67,222

Total operating expense	2,054,205	763,791

Loss from operations	(1,192,758)	(156,788)

Interest expense	(306,340)	(1,605)

Loss before provision for income taxes	(1,499,098)	(158,393)

Provision for income taxes	-	-

Net loss	(1,499,098)	(158,393)
Preferred dividend	(2,363,797)	-

Net loss attributable to common shareholders	$(3,862,895)	$(158,393)

Basic and diluted loss per share	$(0.05)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	80,207,843	80,200,000

Comprehensive loss:

Net loss	$(1,499,098)	$(158,393)
Foreign currency translation adjustments	(33,223)	548

Comprehensive loss	$(1,532,321)	$(157,845)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THINSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED JANUARY 31, 2013 AND THE ELEVEN MONTH PERIOD ENDED DECEMBER 31, 2013

						Accumulated
					Additional	Other		Deficiency in
	Preferred Stock		Common Stock		Paid In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balance, January 31, 2012, adjusted for recapitalization	-	$-	80,200,000	$80,200	$(79,570)	$(1,590)	$(296,571)	$(297,531)

Foreign currency translation adjustment	-	-	-	-	4	548	(4)	548

Net loss	-	-	-	-	-		(158,393)	(158,393)

Balance, January 31, 2013	-	-	80,200,000	80,200	(79,566)	(1,042)	(454,968)	(455,376)

Shares retained by Vanity shareholders
and effect of recapitalization	75,000	75	2,619,694	2,620	-	-	(10,464,589)	(10,461,894)

Sale of preferred stock	672,000	672	-	-	671,328	-	-	672,000

Contribution of inventory by related party	-	-	-	-	97,038	-	-	97,038

Deemed dividend - value of preferred derivative	-	-	-	-	(688,800)	-	(1,674,997)	(2,363,797)

Foreign currency translation adjustments	-	-	-	-	-	(33,223)	-	(33,223)

Net loss	-	-	-	-	-	-	(1,499,098)	(1,499,098)

Balance, December 31, 2013	747,000	$747	82,819,694	$82,820	$-	$(34,265)	$(14,093,652)	$(14,044,350)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THINSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE ELEVEN MONTHS ENDED DECEMBER 31, 2013 AND THE YEAR ENDED JANUARY 31, 2013

	Eleven Months Ended	Year Ended
	December 31,	January 31,
	2013	2013

Cash flows from operating activities:
Net loss	$(1,499,098)	$(158,393)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	75,066	67,222
Amortization of debt discount	299,964	-
Changes in operating assets and liabilities:
Accounts receivable	(232,642)	61,151
Inventory	92,404	-
Prepaid expenses and other current assets	(32,916)	263
Other assets	(16)	7,149
Accounts payable and accrued expenses	275,922	12,378
Deferred revenue	991,802	(22,660)

Net cash used in operating activities	(29,514)	(32,890)

Cash flows from investing activities:
Cash paid for fixed assets	(36,540)	(4,528)

Net cash used in investing activities	(36,540)	(4,528)

Cash flows from financing activities:
Proceeds from sale of preferred stock	200,000	-
Proceeds from notes payable	100,000	-
Cash acquired in recapitalization	9,848	-
Repayment of loan	(12,748)	(13,431)
Advances from related parties	121,058	-
Repayments to related parties	(9,367)	-

Net cash provided by financing activities	408,791	(13,431)

Effect of exchange rate changes on cash	(9,305)	(1,926)

Net increase (decrease) in cash	333,432	(52,775)
Cash, beginning of period	7,599	60,374
Cash, end of period	$341,031	$7,599

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$1,111	$1,605

Non-cash investing and financing activities:
Contribution of inventory	$97,038	$-
Derivative liability of conversion feature of debt	399,964	-
Derivative liability of conversion feature of preferred stock	2,363,797	-

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THINSPACE TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and JANUARY 31, 2013

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

COMPANY OVERVIEW

Nature of Operations

THINSPACE TECHNOLOGY, INC. (formerly Vanity Events Holding, Inc.  (the “Company” or “Thinspace” or “we” or “our”), was organized as a Delaware Corporation on August 25, 2004, and is a holding company. We are a cloud computing company that  develops software productivity solutions that allow our customers secure access to centrally managed desktops or software applications  and to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office- simply and securely.

The Company’s principal activity is the development and sale of network software. The company has 5 key products:

•	Propalms TSE - a simple management solution for Microsoft remote desktop users.
•	Propalms VPN - allows secure remote access to applications and data from outside of the corporate network.
•	Propalms VDI - allows customers to run virtual desktops on the internet.
•	Pano Logic G2 – The G2 is a Zero Client that replaces traditional desktops, allows secure fast access to hosted virtual desktops
•	Thin Space – A branded hardware Zero Client solution aimed for the enterprise and corporate market.

We sell directly to independent software vendors and Application Service Providers (ASPs) and sell to end users through a chain of distributors and resellers. The larger customers are predominantly large businesses based around the world, with a concentration in North America, the Far East and India.

Our operating subsidiaries are Thinspace Technology Ltd (“Thinspace UK”), organized and operating in the United Kingdom, and Thinspace Technology Ltd. (“Thinspace USA”), a Nevada corporation formed on August 24, 2010 and operating in the states of California, Colorado and Florida.

Pursuant to an Agreement of Merger and Reorganization dated December 31, 2013 (the “Agreement”) between Vanity Events Holding, Inc., VAEV Merger Sub, Inc., and Thinspace UK, VAEV Merger Sub merged with Thinspace UK and all of the issued and outstanding shares of Thinspace UK were exchanged for 80,200,000 common shares of Vanity Events Holding, Inc. The transaction has been accounted for as a reverse acquisition of Vanity by Thinspace UK but in substance as a capital transaction, rather than a business combination since Vanity had minimal operations and assets as of the closing of the transaction. The stockholders of Thinspace UK own a majority of the Company’s voting power immediately following the transaction and Thinspace UK’s management has assumed operational, management and governance control. The transaction is deemed as reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.  Thinspace UK is treated as the surviving and continuing entity.   The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of Thinspace UK and its subsidiary, Thinspace USA.

Vanity assets and liabilities retained subsequent to the transaction are as follows:

Cash	$9,848
Other assets	1,349
Accounts payable and accrued expenses	(1,032,603)
Notes payable	(922,019)
Derivative liabilities	(8,504,326)
Net liabilities retained	$(10,447,751)

We have changed the fiscal year end of Thinspace UK and Thinspace USA to December 31 to match that of Vanity Events year end prior to merger. Therefore, our statements of operations, cash flows and changes in stockholders’ equity for the periods ended December 31, 2013 cover an eleven month period.

INDEX

BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

We have incurred a net loss of $1,499,098 for the eleven months ended December 31, 2013. As of December 31, 2013 we have negative working capital of $13,312,285 and a stockholders’ deficit of $14,044,350. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at December 31, 2013.

Management has implemented its business plan to add new products, increase marketing activities and, as a result, increase revenue. Our ability to implement our current business plan and continue as a going concern ultimately is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and to achieve profitable operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Thinspace Technology, Inc. and its wholly-owned subsidiaries, Thinspace UK and Thinspace USA. All material inter-company accounts and transactions have been eliminated.

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. The accounts receivable balances of $387,279 and $146,845 as of December 31, 2013 and January 31, 2013, respectively, do not included an allowance for doubtful accounts as the Company anticipates payment on all accounts within the next fiscal year. The Company routinely evaluates accounts receivable for uncollectible amounts.

INDEX

REVENUE RECOGNITION

Certain volume licensing arrangements include a perpetual license for current products combined with rights to receive unspecified future versions of software products, which the Company has determined are additional software products and are therefore accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the coverage period. Arrangements that include term based licenses for current products with the right to use unspecified future versions of the software during the coverage period are also accounted for as subscriptions, with revenue recognized ratably over the coverage period.

Revenue from cloud-based services arrangements that allow for the use of a hosted software product or service over a contractually determined period of time without taking possession of software are accounted for as subscriptions with billings recorded as unearned revenue and recognized as revenue ratably over the coverage period beginning on the date the service is made available to customers.

Some volume licensing arrangements include time-based subscriptions for cloud-based services and software offerings that are accounted for as subscriptions. These arrangements are considered multiple element arrangements. However, because all elements are accounted for as subscriptions and have the same coverage period and delivery pattern, they have the same revenue recognition timing.

DEFERRED REVENUE

Deferred revenue related to support and maintenance is recorded in a manner consistent with the Company’s revenue recognition policy. The Company typically enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance but can be billed monthly or quarterly. The Company defers such payment and recognizes revenue ratably over the contract period.

LONG-LIVED ASSETS

We assess the carrying value of long-lived assets in accordance with ASC 360, "Property, Plant and Equipment". We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include, but are not limited to, the following: a significant underperformance to expected historical or projected future operating results, a significant change in the manner of the use of the acquired asset or the strategy for the overall business, or a significant negative industry or economic trend.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to operations.

The Company depreciates its property and equipment on a straight-line basis with estimated useful lives of three to four years.

INDEX

INTANGIBLE ASSETS

The intangible assets of the Company are subject to amortization and are amortized using the straight-line method over their estimated period of benefit of 10 years. The Company evaluates the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

INVENTORY

The Company values its inventory at the lower of cost (first-in, first-out) or market. The Company uses estimates and judgments regarding the valuation of inventory to properly value inventory. Inventory adjustments are made for the difference between the cost of the inventory and the estimated realizable value and charged to cost of goods sold in the period in which the facts that give rise to the adjustments become known.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our short-term financial instruments, including cash, accounts receivable and accounts payable and accrued expenses consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of our notes and advances payable is based on management estimates and reasonably approximates their book value based on their terms.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
Liabilities
Conversion and warrant derivative liabilities	-	-	11,268,087	11,268,087
Total Liabilities	$-	$-	$11,268,087	$11,268,087

INDEX

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion and warrant derivative liabilities) for the eleven month period ended December 31, 2013.

2013
Balance at beginning of year	$-
Additions to derivative instruments	11,268,087
Change in fair value of warrant liability	-
Balance at end of period	$11,268,087

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

CONCENTRATIONS OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers. At December 31, 2013, two customers accounted for 27% or more of accounts receivable. At January 31, 2013, one customer accounted for 38% or more of accounts receivable.

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank accounts is insured up to $250,000 at each institution. Cash held in UK bank accounts is insured up to £85,000 at December 31, 2013 (approximately $140,000 at December 31, 2013) at each institution for each entity.  At times, cash balances may exceed the insured limits. The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

RESEARCH AND DEVELOPMENT

Expenses related to present and future products are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s U.K. subsidiary, Thinspace UK, are measured using the British Pound as the functional currency. Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect throughout the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The financial statements are presented in United States of America dollars.

LOSS PER SHARE

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and preferred stock and the exercise of our stock warrants. There were 165,140,070 common share equivalents at December 31, 2013 and none at January 31, 2013, which have been excluded from the computation of the weighted average diluted shares.

INDEX

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax provisions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. As a result of this review, the Company concluded that at this time there are no uncertain tax positions that would result in tax liability to the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” ("ASU No. 2013-02").  ASU No. 2013-02 provides updated guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement of income or in the notes, separately for each component of comprehensive income, the current period reclassifications out of accumulated other comprehensive income by the respective line items of net income affected by the reclassification. The updated guidance was effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the updated guidance effective February 1, 2013, and such adoption did not have any effect on the Company's results of operations, financial position or liquidity.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the company's financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"). ASU No. 2013-05 requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2013-05 is not expected to have a material impact on the company's financial position or results of operations.

INDEX

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

 Property and equipment consists of the following:

	December 31,	January 31,
	2013	2013

Office equipment and furniture	$91,637	$51,950
Accumulated depreciation	(60,312)	(44,297)
Carrying value	$31,325	$7,653

Depreciation expense for the eleven months ended December 31, 2013 and the year ended January 31, 2013 was $13,602 and $4,672, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	January 31,
	2013	2013

Developed technology	$649,159	$624,237
Accumulated amortization	(454,416)	(374,546)
Carrying value	$194,743	$249,691

Technology-based intangible assets included software to be sold, leased, or otherwise marketed.

Amortization expense for the eleven months ended December 31, 2013 and the year ended January 31, 2013 was $61,464 and $62,550, respectively. The Company estimates they have no significant residual value related to the intangible assets. No material impairments of intangible assets were identified during any of the periods presented.

NOTE 5 – INVENTORY

Inventory at December 31, 2013 consists of finish goods purchased hardware that is sold in connection with our software products.

During the eleven months ended December 31, 2013 we acquired inventory from a related party. We have valued this inventory at $97,038 and have recorded this amount as a contribution to capital.

INDEX

NOTE 6 –DERIVATIVE LIABILITIES

The Company has identified certain embedded derivatives related to its convertible notes, convertible preferred stock, common stock purchase warrants and a debt purchase agreement. Since certain of the notes, the preferred stock and the debt settlement agreement are convertible into a variable number of shares, the conversion features of those debentures are recorded as derivative liabilities. Since the warrants have a price reset feature, they are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

Convertible Notes and Debt Settlement Agreement

At December 31, 2013, we recalculated the fair value of the embedded conversion feature of our notes and debt settlement agreement subject to derivative accounting and have determined that their fair value at December 31, 2013 was $7,719,873. The value of the conversion liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.69%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 432% and (4) an expected life of 3 years.

Convertible Preferred Stock

At December 31, 2013, we recalculated the fair value of the embedded conversion feature of our preferred stock subject to derivative accounting and have determined that their fair value at December 31, 2013 was $2,663,687. The value of the conversion liabilities was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.19%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 242% and (4) an expected life of 1.15 years.

Warrant Liabilities

At December 31, 2013, we recalculated the fair value of the warrants containing a price reset feature subject to derivative accounting and have determined that the fair value at December 31, 2013 was $884,527. The value of the warrant liabilities was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.09%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 195% and (4) an expected life of 0.53 years.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

We are a party to a total of eighteen convertible notes aggregating an outstanding principal balance of $1,173,825 at December 31, 2013, with related accrued and unpaid interest of $209,972. Of these notes, sixteen notes, aggregating $1,073,825 of principal, are convertible at discounts to the market price of our common stock of 75% - 90%. Two notes, aggregating $100,000 principal balance, are convertible at a fixed conversion rate of $0.001 per share. The convertible notes, as amended, bear interest at a weighted average rate of 9% per year and mature in December of 2016. Debt discount of $311,806 will be amortized over the remaining lives of the related notes.

IBC Funds LLC $100,000 Debenture

On December 31, 2013, the Company entered into a Securities Purchase Agreement with CP US Income Group, LLC (CP US), an accredited investor, providing for the sale by the Company to CP US of an 8% convertible debenture in the aggregate principal amount of $100,000 (such balance being included in the balance noted in the preceding paragraph). The CP US debenture matures on December 31, 2016 and bears interest a rate of 8% per annum, payable annually. The Investor may convert, at any time, the outstanding principal and accrued interest on the CP debenture into shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) at a conversion price that is seventy five percent (75%) discount of the low closing bid price of the Common Stock during the twenty (20) trading days immediately preceding the conversion date. The Conversion Price may be adjusted pursuant to the other terms of this Debenture.

INDEX

The conversion feature of the CP US debenture contains a variable conversion rate. As a result, we have classified the conversion feature as a derivative liability in the financial statements. At issue, we have recorded a conversion feature liability of $399,964. The value of the conversion feature liability was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 432%; and (4) an expected life of 3 years. The Company has allocated $100,000 to debt discount, to be amortized over the life of the debt, with the balance of $299,964 being charged to expense at issue.

NOTE 8 – LOANS PAYABLE

Loan payable consisted of the following:
	December 31,	January 31,
	2013	2013

Bank loan payable	$40,066	$51,476
Demand loans payable	60,000	-
	100,066	51,476
Current portion	(74,800)	(13,856)
Long term portion	$25,266	$37,620

The Company is obligated under a bank loan bearing interest at a rate of 2.2% over the bank’s base rate, maturing in 2016.

The Company is obligated under a note payable in the amount of $10,000. The note bears interest at 10% per year and matured on December 31, 2013.

The Company has received funds from an accredited investor, as a non-interest-bearing loan, without formal loan agreements and terms. The amounts received were $50,000, and were loaned as an accommodation to the Company. These advances remain outstanding at December 31, 2013.

NOTE 9 – LOANS PAYABLE – RELATED PARTY

Entities controlled by certain shareholders have provided short term working capital loans to the Company aggregating approximately $121,000 during the eleven months ended December 31, 2013. The loans bear a weighted average effective interest rate of 13.5%. The Company repaid approximately $9,000 in 2013.

Interest expense related to these loans of $5,264 has been recorded for the eleven months ended December 31, 2013

NOTE 10 – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. At December 31, 2013 and January 31, 2013, the deferred revenue balance consisted of the following:

	December 31,	January 31,
	2013	2013

Deferred revenue due within one year	$1,482,504	$511,061
Deferred revenue due after one year	73,897	25,740
Carrying value	$1,556,401	$536,801

INDEX

Unearned revenue comprises mainly unearned revenue from sales and licensing of software programs, and payments for products and services for which the Company has been paid in advance and we earn the revenue as we provide the service or software or otherwise meet the revenue recognition criteria.

Unearned revenue from sales and licensing of software programs represents customer billings for multi-year licensing arrangements paid either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period.

NOTE 11– RELATED PARTY TRANSACTIONS

An entity owned by certain of our shareholders provided management services to the Company. Fees incurred for the eleven months ended December 31, 2013 and the year ended January 31, 2013 were $277,940 and $144,480, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, with par value of $0.001 per share, and 672,000 shares have been designated as Series C Convertible preferred stock. There were 75,000 Series B shares and 672,000 Series C shares issued and outstanding as of December 31, 2013.

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

Each holder of Series C Preferred Stock shall have the right to convert all (but not part) of such holder’s shares of Series C Convertible Preferred Stock such that each share of Series C Convertible Preferred Stock shall convert into that number of fully paid and non-assessable shares of Common Stock equal to the of the number of preferred shares divided by the lowest closing bid price during the twenty trading days prior to the notice of conversion multiplied by .25 (one-fourth).

We sold 672,000 shares of Series C Preferred Stock on December 31, 2013 and received proceeds of $672,000 (of which $200,000 was received on December 31, 2013 and $472,000 was received in January 2014). Because the shares are convertible at a discount to market value of our common shares, we have recorded a derivative liability for the conversion feature in the amount of $2,363,797. This amount is reflected as a deemed dividend to the preferred shareholders.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2013 and January 31, 2013, there were 82,819,694 and 80,200,000 shares of common stock issued and outstanding, respectively, after giving effect to the recapitalization.

Warrants Outstanding

At December 31, 2013 we have an aggregate of 4,306,932 common stock purchase warrants outstanding and exercisable. The warrants currently have an exercise price of $0.0625 per share. The warrants expire on various dates between April 5, 2014 and November 10, 2014 and have a weighted average remaining life of 0.53 years at December 31, 2013. The warrants contain a price reset feature and are accounted for as derivative liabilities.

INDEX

NOTE 13 - PROVISION FOR INCOME TAXES

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

For the eleven months ended December 31, 2013 and the year ended January 31, 2013, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $529,000 and $0, respectively, which expire beginning in 2033. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

For the eleven months ended December 31, 2013 and the year ended January 31, 2013, the Company had available for UK income tax purposes net operating loss carryovers of approximately $651,000 and $455,000, respectively, which can be carried forward indefinitely. The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) consists of the following:

	December 31, 2013	January 31, 2013
Federal:
Current	$-	$-
Deferred	368,000	44,000
	368,000	44,000

State and local:
Current	-	-
Deferred	21,000	-
	21,000	-

Change in valuation allowance	(389,000)	(44,000)

Income tax provision (benefit)	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the eleven months ended December 31, 2013 and the year ended January 31, 2013 as follows:

	December 31, 2013	January 31, 2013
Statutory federal income tax rate	(34.0%)	(34.0%)
Statutory state and local income tax rate (6%), net of federal benefit	(4.0%)	(4.0%)
Foreign tax rate differentials	4.5%	10.0%
Derivative liabilities adjustments	7.6%	-
Change in valuation allowance	25.9%	28.0%
Effective tax rate	0.00%	0.00%

INDEX

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following:

	December 31,	January 31,
	2013	2013

Deferred tax assets:
Net operating loss carry forward	$516,000	$127,000
Less: valuation allowance	(516,000)	(127,000)
Net deferred tax asset	$-	$-

The Company has filed its tax returns for periods through January 31, 2013.

The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASE

We currently occupy office space pursuant to various short term leases expiring in 2014.

Rent expense for the eleven months ended December 31, 2013 and the year ended January 31, 2013 was $153,507 and $53,723, respectively.

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

NOTE 15 - SUBSEQUENT EVENTS

During January 2014 we paid $360,000 pursuant to a consulting agreement for strategic advisory services. We also issued 5,000,000 shares of common stock as additional compensation pursuant to the agreement. The term of the agreement covers the 2014 calendar year.

During January 2014 we cancelled 250,000 shares of common stock which had been issued by Vanity in July of 2012 as payment for consulting services, pursuant to an agreement with the consultant.

During February 2014 we issued an aggregate of 4,051,870 shares of common stock upon the conversion of $191,184 of notes and $11,409 of accrued interest.

IBC 150K Financing

On February 21, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC (“IBC”) pursuant to which the Company sold to IBC an 8% convertible debenture in the principal amount of $150,000 (the “Debenture”). The Debenture matures on the third anniversary of the date of issuance (the “Maturity Date”) and bears interest at a rate of 8% per annum, payable semi-annually and on the Maturity Date. IBC may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, at a conversion per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days.

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

IBC 50K Financing

On March 21, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC (“IBC”) pursuant to which the Company sold to IBC an 8% convertible debenture in the principal amount of $50,000 (the “Debenture”). The Debenture matures on the third anniversary of the date of issuance (the “Maturity Date”) and bears interest at a rate of 8% per annum, payable semi-annually and on the Maturity Date. IBC may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, at a conversion per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days.

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

INDEX

Greystone 50K Financing

On March 21, 2014, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners, Inc. (“Greystone”) pursuant to which the Company sold to Greystone at an 8% convertible debenture in the principal amount of up to $50,000 (the “Debenture”). The Debenture matures on the third anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable semi-annually and on the Maturity Date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, at a conversion the conversion price per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days (the “Conversion Price”).

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

Greystone 50K Financing

On March 26, 2014, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners, Inc. (“Greystone”) pursuant to which the Company sold to Greystone at an 8% convertible debenture in the principal amount of up to $50,000 (the “Debenture”). The Debenture matures on the third anniversary of the date of issuance (the “Maturity Date”) and bears interest a rate of 8% per annum, payable semi-annually and on the Maturity Date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, at a conversion price per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days (the “Conversion Price”).

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

INDEX

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our President and our Chief Executive Officer (principal executive and financial officers), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and our Chief Executive Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s President and it’s Chief Executive Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, with the participation of our President and our Chief Executive Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

While we have engaged a third party accountant who is a certified public accountant to provide accounting and financial reporting services to us, we lack both an adequate number of personnel with requisite expertise in the key functional areas of finance and accounting and an adequate number of personnel to properly implement control procedures. In addition, while we have independent directors, we do not have an audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. These factors represent material weaknesses in our internal controls over financial reporting. Although we believe the possibility of errors in our financial statements is remote, and expect to continue to use a third party accountant to address shortfalls in staffing and to assist us with accounting and financial reporting responsibilities in an effort to mitigate the lack of segregation of duties, until such time as we expand our staff with qualified personnel, we expect to continue to report material weaknesses in our internal control over financial reporting.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to permanent rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION

None

INDEX

 PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors. Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

Name	Position	Age
Robert Zysblat	President and Director	57
Owen Dukes	Chief Executive Officer and Director	45
Michael Brodsky	Director	42

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Zysblat – President and Director – Mr. Zysblat has been President and director of the Company since December 31, 2013. Mr. Zysblat has an entrepreneurial track record in the security software industry and has successfully led and sold a number of significant messaging companies. In 1996 he purchased 100% of the shares of Computer Communications Ltd, becoming its CEO, and successfully sold this business in an management buyout in July 2001. In December 2000, he purchased 5th Generation Messaging, becoming its CEO and sold all his stock in July 2002. In September 2002, he purchased MSS communications becoming its Chairman, and sold the business in 2004. Mr. Zysblat has been with Thinspace Technology Ltd . since July 2005. He was appointed CFO and became a director of Jenna Lane in December 2006 and assumed the positions of Chairman and Chief Financial Officer as part of the merger with Propalms in January 2007. In September 2010, Mr Zysblat led a successful management buyout of Propalms Ltd from its parent company. Mr. Zysblat’s experience as President of Thinspace qualifies him to serve as a director of the Company.

Owen Dukes – Chief Executive Officer and Director- Mr. Dukes has served as the Company’s Chief Executive Officer and Director since December 31, 2013. In July 2005, Mr. Dukes became a director of Thinspace Technology    Ltd. and upon its formation in 2006, he was appointed CEO of Thinspace Technology    Ltd. Mr. Dukes has twenty years of extensive industry experience. He worked for Phoenix Software, the leading Microsoft reseller, as their UK channel manager from 1993 to 2000. Mr. Dukes then worked as Business Development Manager for Surf Control PLC, from 2000 to 2001, developing their UK market to a multi-million pound enterprise. Also in 2000, he launched Arc Technology Distribution Ltd, and purchased two other distributors, Unidirect Ltd and IPconnect Ltd. Mr. Dukes resigned from ARC in 2006. Mr. Dukes was appointed CEO and a director of Jenna Lane in December 2006 and assumed those same positions as part of the merger with Thinspace Technology    Ltd. in January 2007.In September 2010, Mr Dukes led a successful management buyout of Propalms Ltd from its parent company. Mr. Dukes’s experience as Chief Executive Officer of Thinspace qualifies him to serve as a director of the Company.

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

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. These roles are not currently combined, with Mr. Dukes serving as Chief Executive Officer and Mr. Zysblat serving as Chairman.

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

INDEX

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

1. any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4. being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6. being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except as set forth below.

Philip Ellett filed a late Form 3.
Michael Brodsky did not file a Form 3. The Form 3 has since been filed.
Scott Weiselberg did not file a Form 3.

INDEX

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of Thinspace Technology’s   principal executive officers. No other officer of Thinspace Technology received compensation in excess of $100,000 for our last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Change in Pension
Value &
						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Period	($)	($)	($)	($)	(S)	($)	($)	($)
Owen Dukes, CEO (1)	Eleven months ended December 31, 2013	-	-	-	-	-	-	-	-
	Year ended January 31, 2013	-	-	-	-	-	-	-	-

Robert Zysblat, President (1)	Eleven months ended December 31, 2013	-	-	-	-	-	-	-	-
	Year ended January 31, 2013	-	-	-	-	-	-	-	-

(1) An entity owned by Mr. Dukes and Zysblat  provided management services to the Company. Fees incurred for the eleven months ended December 31, 2013 and the year ended January 31, 2013 were $277,940 and $144,480, respectively.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2013 and 2012 awarded to, earned by or paid to Vanity’s executive officers.

Change in Pension
Value &
						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Philip Ellett, CEO	2013 2012	28,000 14,000	- -	- -	- -	- -	- -	- -	28,000 14,000

Lloyd Lapidus, Interim CEO	2013 2012	- 54,680	- -	- -	- -	- -	- -	- -	- 54,680

(1) Mr. Ellett was appointed CEO, CFO and Chairman of the Company on October 9, 2012 and resigned on December 31, 2013.
(2) Mr. Lapidus was appointed interim CEO of the Company on April 6, 2011 and resigned as CEO on October 4, 2012.

Employment Agreements

On November 7, 2012 the Company entered into an employment agreement (the “Ellett Agreement”) with Philip Ellett to serve as Chief Executive Officer (CEO), Chief Financial Officer (CFO), Principal Executive Officer, Principal Financial Officer and Secretary. The Ellett Agreement had an initial term of month to month. The base salary under the Ellett Agreement was a monthly gross salary of $7,000.  On December 31, 2013 Mr. Ellett resigned as Chief Executive Officer (CEO), Chief Financial Officer (CFO), Principal Executive Officer, Principal Financial Officer and Secretary.

On December 31, 2013 the Company entered into an employment agreement (the “Dukes Agreement”) with Owen Dukes to serve as Chief Executive Officer (CEO) The Agreement has an initial term of five years.  The base salary under the Dukes Agreement is an annual gross salary of $180,000.

On December 31, 2013 the Company entered into an employment agreement (the “Zysblat Agreement”) with Robert Zysblat to serve as President and Chairman of the Board.  The Zysblat Agreement has an initial term of five years.  The base salary under the Zysblat Agreement is an annual gross salary of $180,000.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

No director of the Company received any compensation for services as director for the year ended December 31, 2013.

INDEX

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 18, 2014 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Robert Zysblat	38,500,000	42%
Owen Dukes	38,500,000	42%
Michael Brodsky(2)	250,000	0.3%
Sullivan Wayne Partners, LLC	5,000,000	5.5%
All officers and directors as a group (3 persons)	77,250,000	84.3%

(1) Percentage of ownership is based on 91,621,564 shares of common stock issued and outstanding as of March 18, 2014.

(2) Represents shares of common stock issuable upon conversion of 75,000 shares of Series B Preferred Stock held by Thalia Woods Management Inc. Each share of Series B Preferred Stock held by Thalia Woods Management, Inc. is entitled to 1,000 votes per share which voting right shall be non-dilutive for a period of one year from the date of issuance and is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.30 per share or an aggregate of 250,000 shares of the Company’s common stock.  Michael Brodsky has sole voting and dispositive power over the shares held by Thalia Woods Management, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

RODZ Holdings, Ltd. , an entity owned by Robert Zysblat and Owen Dukes, provided management services to the Company. Fees incurred for the eleven months ended December 31, 2013 and the year ended January 31, 2013 were $277,940 and $144,480, respectively..

Director Independence

Michael Brodsky is independent as term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 28, 2013, the Company dismissed Kabani & Company, Inc. (“Kabani”), as its independent registered public accounting firm. The Company’s Board of Directors appointed Bedinger & Company (“Bedinger”) as its new independent registered public accounting firm, effective as of October 28, 2013.

INDEX

The aggregate fees billed to us by Kabani for professional services rendered during the years ended December 31, 2013 and 2012, respectively, in connection with their audits of our December 31, 2012 consolidated financial statements and reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services as audit fees, audit-related fees, tax fees and all other fees are set forth in the table below:

Fee Category	Year ended December 31, 2013	Year ended December 31, 2012

Audit fees (1)	$45,000	$57,000
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total fees	$45,000	$57,000

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

The aggregate fees billed to us by Bedinger for professional services rendered during the year ended December 31, 2013 in connection with their audits of our December 31, 2013 consolidated financial statements and reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services as audit fees, audit-related fees, tax fees and all other fees are set forth in the table below:

Fee Category	Year ended December 31, 2013

Audit fees (1)		$20,000
Audit-related fees (2)		$-
Tax fees (3)		$-
All other fees (4)		$-
Total fees	$

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

INDEX

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization (filed as exhibit to 8-K filed with the SEC on January 7, 2014 and incorporated herein by reference).
3.1	Certificate of Incorporation (filed as exhibit to Form 10-SB filed with the SEC on March 26, 2007 and incorporated herein by reference).
3.2	Certificate of Designation of Series A Convertible Preferred Stock (filed as exhibit to 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference).
3.3	Certificate of Designation of Series B Convertible Preferred Stock (filed as exhibit to 8-K filed with the SEC on July 19, 2011 and incorporated herein by reference).
3.4	Certificate of Designation of Series C Convertible Preferred Stock (filed as exhibit 8-K filed with the SEC on January 7, 2014.
3.5	Certificate of Amendment to Certificate of Incorporation (filed as exhibit to 8-K filed with the SEC on July 19, 2011 and incorporated herein by reference).
3.6	By-laws (filed as exhibit to 10-SB filed with the SEC on March 26, 2007 and incorporated herein by reference).
10.1	Employment Agreement, dated December 31, 2013 between the Company and Owen Dukes
10.2	Employment Agreement, dated December 31, 2013 between the Company and Robert Zysblat
10.3	Securities Purchase Agreement, dated December 31, 2013, between the Company and the Investor named therein (incorporated by reference to 8-K filed on January 7, 2014).
10.4	8% Convertible Debenture, dated December 31, 2013 (incorporated by reference to 8-K filed on January 7, 2014).
10.5	10% Convertible Debenture, dated July 29, 2010 (incorporated by reference to 8-K filed on August 3, 2010).
10.6	8% Convertible Debenture, dated May 30, 2012 (incorporated by reference to 8-K filed on June 6, 2012).
10.7	10% Convertible Debenture, dated October 26, 2012 (incorporated by reference to 8-K filed on November 13, 2012).
10.8	8% Convertible Debenture, dated February 21, 2014
10.9	8% Convertible Debenture, dated March 21, 2014
10.10	8% Convertible Debenture, dated March 21, 2014
10.11	8% Convertible Debenture, dated March 26, 2014
10.12	Form of Securities Purchase Agreement, dated February 21, 2014, March 21, 2014 and March 26, 2014
16	Letter from Kabrani & Company, Inc. (filed as exhibit to 8-K filed with the SEC on November 4, 2013 and incorporated herein by reference).
21	Subsidiaries: Thinspace Technology Ltd. (United Kingdom corporation) Thinspace Technology, Ltd (Nevada corporation)
31.1	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

INDEX

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THINSPACE TECHNOLOGY, INC.

Dated: March 31, 2014	By:	/s/ Owen Dukes
Name: Owen Dukes
Title: Chief Executive Officer (principal executive officer)

Dated: March 31, 2014	By:	/s/ Robert Zysblat
Name: Robert Zysblat
Title: President (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Owen Dukes	Chief Executive Officer, Director	March 31, 2014
Owen Dukes	(principal executive officer)

/s/ Robert Zysblat	President, Director	March 31, 2014
Robert Zysblat	(principal executive and financial officer)

/s/ Michael Brodsky	Director	March 31, 2014
Michael Brosky