Form 10-K/A
period 2013-12-31
Thinspace Technology, Inc.
filed 2014-05-13
CIK 1393935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-K /A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE – None

INDEX

  Explanatory Note

This Amendment No. 1 to Form 10-K for the period ended December 31, 2013, amends Thinspace Technology, Inc.’s Transition Report on Form 10-K for the period ended December 31, 2013, which was originally filed with the Securities and Exchange Commission on March 31, 2014 (the “Original 10-K”) This amendment is being filed solely to add a going concern paragraph to the audit report. Except with respect to the audit report, the Original 10-K has not been amended, updated or otherwise modified.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and accumulated stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

INDEX

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization (filed as exhibit to 8-K filed with the SEC on January 7, 2014 and incorporated herein by reference).
3.1	Certificate of Incorporation (filed as exhibit to Form 10-SB filed with the SEC on March 26, 2007 and incorporated herein by reference).
3.2	Certificate of Designation of Series A Convertible Preferred Stock (filed as exhibit to 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference).
3.3	Certificate of Designation of Series B Convertible Preferred Stock (filed as exhibit to 8-K filed with the SEC on July 19, 2011 and incorporated herein by reference).
3.4	Certificate of Designation of Series C Convertible Preferred Stock (filed as exhibit 8-K filed with the SEC on January 7, 2014.
3.5	Certificate of Amendment to Certificate of Incorporation (filed as exhibit to 8-K filed with the SEC on July 19, 2011 and incorporated herein by reference).
3.6	By-laws (filed as exhibit to 10-SB filed with the SEC on March 26, 2007 and incorporated herein by reference).
10.1	Employment Agreement, dated December 31, 2013 between the Company and Owen Dukes
10.2	Employment Agreement, dated December 31, 2013 between the Company and Robert Zysblat
10.3	Securities Purchase Agreement, dated December 31, 2013, between the Company and the Investor named therein (incorporated by reference to 8-K filed on January 7, 2014).
10.4	8% Convertible Debenture, dated December 31, 2013 (incorporated by reference to 8-K filed on January 7, 2014).
10.5	10% Convertible Debenture, dated July 29, 2010 (incorporated by reference to 8-K filed on August 3, 2010).
10.6	8% Convertible Debenture, dated May 30, 2012 (incorporated by reference to 8-K filed on June 6, 2012).
10.7	10% Convertible Debenture, dated October 26, 2012 (incorporated by reference to 8-K filed on November 13, 2012).
10.8	8% Convertible Debenture, dated February 21, 2014 (previously filed)
10.9	8% Convertible Debenture, dated March 21, 2014 (previously filed)
10.10	8% Convertible Debenture, dated March 21, 2014 (previously filed)
10.11	8% Convertible Debenture, dated March 26, 2014 (previously filed)
10.12	Form of Securities Purchase Agreement, dated February 21, 2014, March 21, 2014 and March 26, 2014 (previously filed)
16	Letter from Kabrani & Company, Inc. (filed as exhibit to 8-K filed with the SEC on November 4, 2013 and incorporated herein by reference).
21	Subsidiaries: Thinspace Technology Ltd. (United Kingdom corporation) Thinspace Technology, Ltd (Nevada corporation)
31.1	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT (previously filed)
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (previously filed)
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (previously filed)
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (previously filed)
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE (previously filed)
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (previously filed)

INDEX

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THINSPACE TECHNOLOGY, INC.

Dated: May 13, 2014	By:	/s/ Owen Dukes
Name: Owen Dukes
Title: Chief Executive Officer (principal executive officer)

Dated: May 13, 2014	By:	/s/ Robert Zysblat
Name: Robert Zysblat
Title: President (principal executive and financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Owen Dukes	Chief Executive Officer, Director	May 13, 2014
Owen Dukes	(principal executive officer)

/s/ Robert Zysblat	President, Director	May 13, 2014
Robert Zysblat	(principal executive and financial officer)

/s/ Michael Brodsky	Director	May 13, 2014
Michael Brosky