Form 10-Q
period 2014-03-31
Thinspace Technology, Inc.
filed 2014-05-15
CIK 1393935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-52524

THINSPACE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2114545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5535 S. Williamson Blvd, Unit 751 Port Orange, FL	32128
(Address of principal executive offices)	(zip code)

(786) 763-3830
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                                                                                                                              Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 91,898,918 shares of common stock are issued and outstanding as of May 9, 2014.

Item 1. Financial Statements

THINSPACE TECHNOLOGY, INC.
CONDENSED  CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$199,087	$341,031
Receivable from sale of preferred stock	-	472,000
Accounts receivable	318,573	387,279
Inventory	15,294	4,634
Prepaid expenses and other current assets	328,538	36,263

Total current assets	861,492	1,241,207

Fixed assets, net of accumulated depreciation of $64,347 and $60,312, respectively	31,731	31,325
Intangible assets, net of accumulated amortization of $474,898 and $454,416, respectively	180,127	194,743
Prepaid stock based compensation	937,500	-
Other assets	10,064	3,049

Total assets	$2,020,914	$1,470,324

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$1,549,476	$1,610,753
Deferred revenue	1,160,345	1,482,504
Loans payable, current portion	74,800	74,800
Loans payable - related parties	79,259	117,348
Derivative liabilities	36,036,431	11,268,087
Total current liabilities	38,900,311	14,553,492

Deferred revenue, long term	64,371	73,897
Convertible notes payable, net of discount of $535,766 and $311,806, respectively	746,875	862,019
Loans payable	21,872	25,266

Total liabilities	39,733,429	15,514,674

Stockholders' deficit

Preferred stock, undesignated, authorized 49,253,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding	75	75
Preferred stock, Series C, authorized 672,000 shares, $0.001 par value,
672,000 shares issued and outstanding	672	672
Common stock authorized 500,000,000 shares, $0.001 par value,
91,621,564 and 82,819,694 shares issued and outstanding, respectively	91,622	82,820
Additional paid in capital	2,252,290	-
Accumulated deficit	(40,015,780)	(14,093,652)
Accumulated other comprehensive income (loss)	(41,394)	(34,265)
Total stockholders' deficit	(37,712,515)	(14,044,350)

Total liabilities and stockholders' deficit	$2,020,914	$1,470,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$784,608	$304,809
Cost of goods sold	115,679	191,125

Gross profit	668,929	113,684

Operating expense:
Selling, general and administrative	1,188,574	283,092
Depreciation and amortization	19,784	16,066

Total operating expense	1,208,358	299,158

Loss from operations	(539,429)	(185,474)

Loss on change in fair value of derivative liability	(21,752,944)	-
Gain on conversion of debt	155,129	-
Interest expense (income)	(3,784,885)	185

Loss before provision for income taxes	(25,922,129)	(185,289)

Provision for income taxes	-	-

Net loss	(25,922,129)	(185,289)
Preferred dividend	(1,875)	-

Net loss attributable to common shareholders	$(25,924,004)	$(185,289)

Basic and diluted loss per share	$(0.29)	$(0.00)

Weighted average shares outstanding,
Basic and diluted	89,934,196	80,200,000

Comprehensive loss:

Net loss	$(25,922,129)	$(185,289)
Foreign currency translation adjustments	(7,097)	24,710

Comprehensive loss	$(25,929,226)	$(160,579)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(25,922,129)	$(185,289)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	19,784	16,066
Amortization of prepaid stock based compensation	312,500	-
Gain on conversion of debt	(155,129)	-
Change in fair value of derivative liability	21,752,944	-
Amortization of debt discount	3,756,944	-
Changes in operating assets and liabilities:
Accounts receivable	75,032	(133,145)
Inventory	(10,580)	2,801
Prepaid expenses and other current assets	(291,830)	22,451
Other assets	(7,000)	(1,996)
Accounts payable and accrued expenses	(55,835)	120,315
Deferred revenue	(336,334)	133,636

Net cash used in operating activities	(861,633)	(25,161)

Cash flows from investing activities:
Cash paid for fixed assets	(3,748)	(5,999)

Net cash used in investing activities	(3,748)	(5,999)

Cash flows from financing activities:
Proceeds from sale of preferred stock	472,000	-
Proceeds from notes payable	300,000	-
Repayment of loan	(3,735)	(3,785)
Advances from related parties	-	20,193
Repayments to related parties	(38,900)	-

Net cash provided by financing activities	729,365	16,408

Effect of exchange rate changes on cash	(5,928)	(2,695)

Net decrease in cash	(141,944)	(17,447)
Cash, beginning of period	341,031	51,323
Cash, end of period	$199,087	$33,876

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$334	$-

Non-cash investing and financing activities:
Fair value of common stock issued upon conversion of notes	$1,012,968	$-
Note payable converted to common stock	191,184	-
Accrued interest converted to common stock	11,410	-
Derivative liability reclassified to equity upon conversion of debt	1,012,880	-
Derivative liability of debt issued	2,729,757	-
Common stock issued as payment of prepaid consulting fees	1,250,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013
(Unaudited)

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

COMPANY OVERVIEW

Nature of Operations

THINSPACE TECHNOLOGY, INC. (formerly Vanity Events Holding, Inc.)  (the “Company”, “Thinspace” “we”, “us” or “our”), was organized as a Delaware corporation on August 25, 2004, and is a holding company. We are a cloud computing company that  develops software productivity solutions that allow our customers secure access to centrally managed desktop or software applications  and to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office- simply and securely.

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

We sell directly to independent software vendors and Application Service Providers (ASPs) and sell to end users through a chain of distributors and resellers. Our larger customers are predominantly large businesses based around the world, with a concentration in North America, the Far East and India.

Our operating subsidiaries are Thinspace Technology Ltd (“Thinspace UK”), organized and operating in the United Kingdom, and Thinspace Technology Ltd. (“Thinspace USA”), a Nevada corporation formed on August 24, 2010 and operating in the states of California, Colorado and Florida.

Pursuant to an Agreement of Merger and Reorganization dated December 31, 2013 (the “Agreement”) between the Company, VAEV Merger Sub, Inc., and Thinspace UK, VAEV Merger Sub merged with Thinspace UK and all of the issued and outstanding shares of Thinspace UK were exchanged for 80,200,000 shares of common stock of the Company The transaction has been accounted for as a reverse acquisition of Vanity by Thinspace UK but in substance as a capital transaction, rather than a business combination since Vanity had minimal operations and assets as of the closing of the transaction. The stockholders of Thinspace UK own a majority of the Company’s voting power immediately following the transaction and Thinspace UK’s management has assumed operational, management and governance control. The transaction is deemed as reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.  Thinspace UK is treated as the surviving and continuing entity.   The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of Thinspace UK and its subsidiary, Thinspace USA.

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

References herein to “Vanity” refer to the Company prior to the reverse acquisition.

BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim condensed consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future period. All references to March 31, 2014 and 2013 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in the Company’s annual report on Form 10-K filed with the SEC on March 31, 2014.

The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Going Concern

We have incurred a net loss of $25,922,129 for the three months ended March 31, 2014. As of March 31, 2014 we have negative working capital of $38,038,819 and a stockholders’ deficit of $37,712,515. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at March 31, 2014.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Thinspace Technology, Inc. and its wholly-owned subsidiaries, Thinspace UK and Thinspace USA. All material inter-company accounts and transactions have been eliminated.

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve.   The accounts receivable balances of $318,573 and $387,279 as of March 31, 2014 and December 31, 2013, respectively, do not included an allowance for doubtful accounts as the Company anticipates payment on all accounts within the next fiscal year. The Company routinely evaluates accounts receivable for uncollectible amounts.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities
Conversion and warrant derivative liabilities	-	-	$36,036,431	$36,036,431
Total Liabilities	$-	$-	$36,036,431	$36,036,431

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion and warrant derivative liabilities) for the three month period ended March 31, 2014.

2014
Balance at beginning of year	$11,268,087
Additions to derivative instruments	4,028,280
Change in fair value of derivative liabilities	21,752,944
Reclassification upon conversion of debt	(1,012,880)
Balance at end of period	$36,036,431

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

CONCENTRATIONS OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers. At March 31, 2014, two customers accounted for 45% of accounts receivable.

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank accounts is insured up to $250,000 at each institution. Cash held in UK bank accounts is insured up to £85,000 at March 31, 2014 (approximately $140,000 at March 31, 2014) at each institution for each entity.  At times, cash balances may exceed the insured limits. The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

LOSS PER SHARE

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and preferred stock and the exercise of our stock warrants. There were 171,022,597 common share equivalents at March 31, 2014 and none at March 31, 2013, which have been excluded from the computation of the weighted average diluted shares.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

IBC February 21, 2014 Financing

On February 21, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC (“IBC”) pursuant to which the Company sold to IBC an 8% convertible debenture in the principal amount of $150,000. The debenture matures on the third anniversary of the date of issuance and bears interest at a rate of 8% per annum, payable semi-annually and on the maturity date. IBC may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days.

IBC March 21, 2014 Financing

On March 21, 2014, the Company entered into a Securities Purchase Agreement with IBC pursuant to which the Company sold to IBC an 8% convertible debenture in the principal amount of $50,000. The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as the February 21, 2014 debenture.

Greystone March 21, 2014 Financing

On March 21, 2014, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners, Inc. (“Greystone”) pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of $50,000..The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as the February 21, 2014 debenture.

Greystone March 26, 2014 Financing

On March 26, 2014, the Company entered into a Securities Purchase Agreement with Greystone pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of $50,000. The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as the February 21, 2014 note.

The conversion features of the debentures described above contain a variable conversion rate. As a result, we have classified the conversion features as derivative liabilities in the financial statements. At issue, we have recorded conversion feature liabilities of $2,729,757. The value of the conversion feature liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rates of between 0.75 - 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 419%; and (4) an expected life of 3 years. The Company has allocated $300,000 to debt discount, to be amortized over the life of the debt, with the balance of $2,429,757 being charged to expense at issue.

During the three months ended March 31, 2014, $191,184 of principal and $11,409 of accrued interest was converted into 4,051,870 shares of common stock. The Company has recorded expense of $202,943 for the three months ended March 31, 2014 related to the change in fair value of the conversion feature through the dates of conversion.

NOTE 4 –DERIVATIVE LIABILITIES

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

Convertible Notes and Debt Settlement Agreement

At March 31, 2014, we recalculated the fair value of the embedded conversion feature of our notes and debt settlement agreement subject to derivative accounting and have determined that their fair value at March 31, 2014 was $20,297,745. The value of the conversion liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 412% and (4) an expected life of 2.75 years. We recorded expense of $10,392,894 during the three months ended March 31, 2014 related to the change in fair value.

During the three months ended March 31, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $265,158 for the three months ended March 31, 2014, which has been charged to interest expense.

Convertible Preferred Stock

The conversion feature of our Series B preferred stock has been adjusted due to the subsequent issuance of debt. As a result, the conversion price is now $0.05 per share or an aggregate of 1,500,000 shares of the Company’s common stock. The Company has recorded income of $98 for the three months ended March 31, 2014, related to the change in fair value of the conversion feature of the preferred stock through the date of adjustment. The Company has also recorded an expense of $74,977 for the three months ended March 31, 2014 due to the increase in the fair value of the conversion feature as a result of the modification.

At March 31, 2014, we recalculated the fair value of the embedded conversion feature of our Series B and Series C preferred stock subject to derivative accounting and have determined that the fair value at March 31, 2014 was $9,901,117. The value of the conversion liabilities was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.139%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 262% and (4) an expected life of 1.125 years. We recorded expense of $7,162,551 during the three months ended March 31, 2014 related to the change in fair value.

Warrant Liabilities

The warrants with price reset features have been adjusted due to the subsequent issuance of debt. As a result, those warrants now total 8,700,000 with an exercise price of $0.05. The Company has recorded income of $21,915 for the three months ended March 31, 2014 related to the change in fair value of the warrants through the date of adjustment. The Company has also recorded an expense of $958,388 for the three months ended March 31, 2014 due to the increase in the fair value of the warrants as a result of the modifications.

At March 31, 2014, we recalculated the fair value of the warrants containing a price reset feature subject to derivative accounting and have determined that the fair value at March 31, 2014 was $5,837,569. The value of the warrant liabilities was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.04%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 206% and (4) an expected life of 0.30 years. We recorded expense of $4,016,569 during the three months ended March 31, 2014 related to the change in fair value.

NOTE 5 – LOANS PAYABLE – RELATED PARTY

Entities controlled by certain shareholders have provided short term working capital loans to the Company aggregating approximately $20,000 during the three months ended March 31, 2013. The Company repaid approximately $39,000 of loans during the three months ended March 31, 2014.

NOTE 6– RELATED PARTY TRANSACTIONS

An entity owned by certain of our shareholders provided management services to the Company. Fees incurred for the three months ended March 31, 2014 and 2013 were $0 and $111,633, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, and 672,000 shares have been designated as Series C Convertible preferred stock. There were 75,000 Series B shares and 672,000 Series C shares issued and outstanding as of March 31, 2014 and December 31, 2013.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2014 and December 31, 2013, there were 91,621,564 and 82,819,694 shares of common stock issued and outstanding, respectively.

During January 2014 we issued 5,000,000 shares of common stock, valued at $1,250,000, pursuant to a consulting agreement with a one year term. We will expense the value of the shares over 2014. During the three months ended March 31, 2014, we recorded expense of $312,500.

During January 2014 we cancelled 250,000 shares of common stock which had been issued by Vanity in July of 2012 as payment for consulting services, pursuant to the request of the consultant.

During the three months ended March 31, 2014, we issued 4,051,870 shares of common stock upon the conversion of $191,184 of note principal and $11,409 of accrued interest.

Warrants Outstanding

At March 31, 2014 we have an aggregate of 8,700,000 common stock purchase warrants outstanding and exercisable. The warrants currently have an exercise price of $0.05 per share. The warrants expire on various dates between April 5, 2014 and November 10, 2014 and have a weighted average remaining life of 0.30 years at March 31, 2014. The warrants contain a price reset feature and are accounted for as derivative liabilities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASE

We currently occupy office space pursuant to various short term leases expiring in 2014.

Rent expense for the three months ended March 31, 2014 and 2013 was $37,283 and $30,772, respectively.

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

NOTE 9 - SUBSEQUENT EVENTS

Goldcrest Stock Purchase Agreement

On April 2, 2014, Thinspace UK entered into a stock purchase agreement (the “Purchase Agreement”) with Goldcrest Distribution Limited (“Goldcrest”). Pursuant to the Purchase Agreement, Thinspace UK may, for a period of one year commencing upon the execution of the Purchase Agreement, and upon receipt of orders from customers, request funding for such orders from Goldcrest, which Goldcrest may provide at its discretion, in an aggregate amount of up to £1.8 million (approximately USD$3.02 million). The Purchase Agreement was entered into in connection with a purchase order received by Thinspace UK in the amount of £2,307,357. Pursuant to the Purchase Agreement, Thinspace UK paid Goldcrest an establishment fee of £36,150 and agreed to pay a transaction fee of 3% for a transaction period of 3 months for advances under the Purchase Agreement. Thinspace UK’s obligations under the Purchase Agreement will be secured by a debenture over the assets of Thinspace UK and personal guarantees executed by Owen Dukes and Robert Zysblat, the Company’s Chief Executive Officer and President, respectively.

Greystone $65K Financing

On April 17, 2014, the Company entered into a Securities Purchase Agreement with Greystone pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of up to $65,000 (it being agreed that any such amounts (up to $65,000) may be paid by Greystone to the Company in Greystone’s discretion during the 90 pay period commencing on the date of issuance of the debenture). The debenture matures on the third anniversary of the date of issuance  and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, at a conversion price per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. We have received $65,000 pursuant to this agreement. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

IBC Funds $100K Financing

On April 17, 2014, the Company entered into a Securities Purchase Agreement with IBC pursuant to which the Company sold to IBC an 8% convertible debenture in the principal amount of up to $100,000 (it being agreed that any such amounts (up to $100,000) may be paid by IBC to the Company in IBC’s discretion during the 90 pay period commencing on the date of issuance of the debenture). The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. IBC may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. We have received $50,000 pursuant to this agreement. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

Common Shares Issued

Effective April 15, 2014 and April 30, 2014 we issued an aggregate of 277,354 shares of common stock to our President as payment of accrued salary in the amount of $30,000. Such shares were issued pursuant to terms contained in his employment agreement. The shares had a value of $76,891.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Thinspace Technology, Inc. (the “Company”, “Thinspace”, “we”, “us”, or “our”)  is a cloud computing company that  develops software productivity solutions that allow its customers secure access to centrally managed Desktops or Software Applications  and to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office- simply and securely.

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

Thinspace Technology Ltd. (formerly known as Propalms International Ltd) (“Thinspace US”) is a Nevada corporation founded on August 24, 2010 and is a wholly-owned subsidiary of Thinspace UK.

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

Three Months ended March 31, 2014 as compared to the Three Months ended March 31, 2013

Revenues:

Net sales were $784,608 for the three months ended March 31, 2014 compared to net sales of $304,809 for the three months ended March 31, 2013. Overall, our revenues increased 157% for the 2014 period as compared to the 2013 period. The increase is attributable to the introduction of new products during calendar year 2013, as well as to the results of increased marketing activities. While we cannot be certain that we will maintain this type of growth, we are optimistic about the recurring revenue from our products.

Cost of revenue

Cost of revenue as a percent of revenue was 15% for the three months ended March 31, 2014 and 63% for the three months ended March 31, 2013. Cost of revenue consists of software development, purchased hardware and software costs and shipping costs. Cost of revenue as a percentage of revenue varies based on the various costs incurred, relative to the timing of the recognition of revenue.

Operating expense:

Operating expense increased 320% for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Our costs have increased as we have initiated the Thinspace US operations and increased our marketing and other activities, Included in our operating expenses for the first quarter of 2014 is $312,500 of non-cash expense for stock based compensation related to costs associated with consultants we have engaged to assist our company in its growth efforts. This non-cash expense is being amortized over the one year life of the contract, which runs through December 31, 2014. The balance of our other operating expenses includes salaries, consulting, marketing and general overhead expenses.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Other income (expense):

We had expense from the change in the fair value of our derivative liabilities of $21,752,944 during the three months ended March 31, 2014 with no comparable expense for the three months ended March 31, 2013. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $155,129 during the three months ended March 31, 2014, with no comparable item for the three months ended March 31, 2013. The gain on debt conversion resulted from the issuance of shares of common stock to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $3,784,885 during the three months ended March 31, 2014 as compared with interest income of $185 during the three months ended March 31, 2013. Interest expense during the 2014 period consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt, aggregating $2,694,915, and the expense associated with the price resets of certain of our derivative instruments, aggregating $1,033,365. The balance of the expense for the 2014 period relates to the amortization of debt discount and interest accrued on the debt.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2014 we had approximately $199,000 in cash and cash equivalents and a working capital deficit of $38,038,819 (resulting primarily from derivative liabilities aggregating $36,036,431), as compared to cash and cash equivalents of approximately $341,000 and a working capital deficit of $13,312,285 at December 31, 2013. Our recent sources of operating capital have been equity and debt financings, along with advances from related parties. In December 2013 we raised $100,000 from the sale of a convertible debenture and $672,000 from the sale of preferred stock (of which $472,000 was received in January 2014). We also received proceeds from convertible notes aggregating $300,000 during the three months ended March 31, 2014.

Net Cash Provided by Operating Activities

We used $861,633 of cash in our operating activities during the three months ended March 31, 2014 compared to $25,161 used by our operating activities for the three months ended March 31, 2013. The increase in net cash used results primarily from an increase in net loss of $65,864 (after adjusting for non-cash expenses), an increase in prepayments and a decrease in deferred revenue.

Net Cash Used in Investing Activities

We used $3,748 for the purchase of furniture and equipment during the three months ended March 31, 2014, with $5,999 used during the three months ended March 31, 2013.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2014, we received $472,000 from the sale of our preferred stock and $300,000 from the sale of convertible debentures. We repaid $3,735 of a note payable and repaid $38,900 of shareholder advances. During the three months ended March 31, 2013 we made note repayments of $3,785 and received advances from related parties of $20,193.

IBC $150K Financing

On February 21, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC (“IBC”) pursuant to which the Company sold to IBC an 8% convertible debenture in the principal amount of $150,000. The debenture matures on the third anniversary of the date of issuance and bears interest at a rate of 8% per annum, payable semi-annually and on the maturity date. IBC may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

IBC $50K Financing

On March 21, 2014, the Company entered into a Securities Purchase Agreement with IBC pursuant to which the Company sold to IBC an 8% convertible debenture in the principal amount of $50,000. The debenture matures on the third anniversary of the date of issuance and bears interest at a rate of 8% per annum, payable semi-annually and on the maturity date. IBC may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

Greystone $50K Financing

On March 21, 2014, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners, Inc. (“Greystone”) pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of $50,000. The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, at a conversion the conversion price per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

Greystone $50K Financing

On March 26, 2014, the Company entered into a Securities Purchase Agreement with Greystone pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of $50,000. The Debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. Greystone may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

Greystone $65K Financing

On April 17, 2014, the Company entered into a Securities Purchase Agreement with Greystone pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of up to $65,000 (it being agreed that any such amounts (up to $65,000) may be paid by Greystone to the Company in Greystone’s discretion during the 90 pay period commencing on the date of issuance of the debenture). The Debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, at a conversion price per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. To date, we have received $65,000 pursuant to this agreement. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

IBC Funds $100K Financing

On April 17, 2014, the Company entered into a Securities Purchase Agreement with IBC pursuant to which the Company sold to IBC an 8% convertible debenture in the principal amount of up to $100,000 (it being agreed that any such amounts (up to $100,000) may be paid by IBC to the Company in IBC’s discretion during the 90 pay period commencing on the date of issuance of the debenture). The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. IBC may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days . To date, we have received $50,000 pursuant to this agreement. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

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

We will need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, we may incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our President and Chief Executive Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our President and Chief Executive Officer concluded that, due to the material weaknesses in our internal controls over financial reporting disclosed in the Company’s 10-K for the year ended December 31, 2013, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings and no property of the Company is subject to any material legal proceedings.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During January 2014 we issued 5,000,000 shares of common stock for consulting services.

During the three months ended March 31, 2014, we issued 4,051,870 shares of common stock upon the conversion of $191,184 of note principal and $11,409 of accrued interest.

On February 21, 2014, the Company entered into a Securities Purchase Agreement with IBC pursuant to which the Company sold to IBC an 8% convertible debenture in the principal amount of $150,000. IBC may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days.

On March 21, 2014, the Company entered into a Securities Purchase Agreement with IBC pursuant to which the Company sold to IBC an 8% convertible debenture in the principal amount of $50,000. IBC may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days.

On March 21, 2014, the Company entered into a Securities Purchase Agreement with Greystone pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of $50,000. Greystone may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days.

On March 26, 2014, the Company entered into a Securities Purchase Agreement with Greystone pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of $50,000. Greystone may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive and Financial Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officer
32.2	Section 1350 Certification of Principal Executive Officer
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thinspace Technology, Inc.

Date: May 15, 2014	By:	/s/ Owen Dukes
Owen Dukes
Chief Executive Officer (principal executive officer)

	By:	/s/ Robert Zysblat
Robert Zysblat
President (principal executive, financial and accounting officer)