Form 10-Q
period 2014-06-30
Thinspace Technology, Inc.
filed 2014-08-14
CIK 1393935

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 96,823,918 shares of common stock are issued and outstanding as of August 12, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

THINSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$497,530	$341,031
Receivable from sale of preferred stock	-	472,000
Accounts receivable	270,799	387,279
Inventory	1,333,826	4,634
Prepaid expenses and other current assets	352,890	36,263

Total current assets	2,455,045	1,241,207

Fixed assets, net of accumulated depreciation of $69,491 and $60,312, respectively	31,181	31,325
Intangible assets, net of accumulated amortization of $502,820 and $454,416, respectively	188,101	194,743
Prepaid stock based compensation	625,000	-
Other assets	10,923	3,049

Total assets	$3,310,250	$1,470,324

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$3,297,687	$1,610,753
Deferred revenue	1,208,187	1,482,504
Loans payable, current portion	14,800	74,800
Loans payable - related parties	-	117,348
Derivative liabilities	13,080,248	11,268,087
Total current liabilities	17,600,922	14,553,492

Deferred revenue, long term	70,693	73,897
Convertible notes payable, net of discount of $1,053,862 and $311,806, respectively	874,779	862,019
Loans payable	18,767	25,266

Total liabilities	18,565,161	15,514,674

Stockholders' deficit

Preferred stock, undesignated, authorized 49,253,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding	75	75
Preferred stock, Series C, authorized 672,000 shares, $0.001 par value,
672,000 shares issued and outstanding	672	672
Common stock authorized 500,000,000 shares, $0.001 par value,
94,423,918 and 82,819,694 shares issued and outstanding, respectively	94,424	82,820
Additional paid in capital	4,757,432	-
Accumulated deficit	(20,055,011)	(14,093,652)
Accumulated other comprehensive income (loss)	(52,503)	(34,265)
Total stockholders' deficit	(15,254,911)	(14,044,350)

Total liabilities and stockholders' deficit	$3,310,250	$1,470,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$2,593,997	$267,720	$3,378,605	$572,529
Cost of goods sold	1,728,552	178,120	1,844,231	369,245

Gross profit	865,445	89,600	1,534,374	203,284

Operating expense:
Selling, general and administrative	2,060,561	355,056	3,249,135	638,148
Depreciation and amortization	20,251	16,601	40,035	32,667

Total operating expense	2,080,812	371,657	3,289,170	670,815

Loss from operations	(1,215,367)	(282,057)	(1,754,796)	(467,531)

Gain on change in fair value of derivative liability	22,862,151	-	1,109,207	-
Gain on conversion of debt	-	-	155,129	-
Interest income (expense)	(1,686,014)	(2)	(5,470,899)	183

Income (loss) before provision for income taxes	19,960,770	(282,059)	(5,961,359)	(467,348)

Provision for income taxes	-	-	-	-

Net income (loss)	19,960,770	(282,059)	(5,961,359)	(467,348)
Preferred dividend	(1,875)	-	(3,750)	-

Net income (loss) attributable to common shareholders	$19,958,895	$(282,059)	$(5,965,109)	$(467,348)

Basic and diluted income (loss) per share	$0.22	$(0.00)	$(0.07)	$(0.01)

Weighted average shares outstanding,
Basic and diluted	92,334,401	80,200,000	91,140,929	80,200,000

Comprehensive income (loss):

Net income (loss)	$19,960,770	$(282,059)	$(5,961,359)	$(467,348)
Foreign currency translation adjustments	(11,141)	(30,642)	(18,238)	(5,932)

Comprehensive income (loss)	$19,949,629	$(312,701)	$(5,979,597)	$(473,280)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013
(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(5,961,359)	$(467,348)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	40,035	32,667
Amortization of prepaid stock based compensation	625,000	-
Stock based compensation	560,966	-
Gain on conversion of debt	(155,129)	-
Change in fair value of derivative liability	(1,109,207)	-
Amortization of debt discount	5,036,817	-
Changes in operating assets and liabilities:
Accounts receivable	122,091	(307,662)
Inventory	(1,302,480)	40,400
Prepaid expenses and other current assets	(314,108)	22,287
Other assets	(7,762)	(2,415)
Accounts payable and accrued expenses	1,663,239	67,328
Deferred revenue	(294,112)	643,244

Net cash used in operating activities	(1,096,009)	28,501

Cash flows from investing activities:
Cash paid for fixed assets	(6,529)	(10,803)

Net cash used in investing activities	(6,529)	(10,803)

Cash flows from financing activities:
Proceeds from sale of preferred stock	472,000	-
Proceeds from notes payable	961,000	-
Repayment of note	(75,000)	-
Repayment of loan	(7,654)	(7,517)
Advances from related parties	21,000	42,402
Repayments to related parties	(118,631)	-

Net cash provided by financing activities	1,252,715	34,885

Effect of exchange rate changes on cash	6,322	(5,932)

Net decrease in cash	156,499	46,651
Cash, beginning of period	341,031	51,323
Cash, end of period	$497,530	$97,974

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$254,618	$185

Non-cash investing and financing activities:
Fair value of common stock issued upon conversion of notes	$1,012,968	$-
Note payable converted to common stock	191,184	-
Accrued interest converted to common stock	11,410	-
Derivative liability reclassified to equity upon conversion of debt	1,012,880	-
Derivative liability reclassified to equity upon expiration of warrants	1,892,000	-
Derivative liability of debt issued	4,378,443	-
Common stock issued as payment of prepaid consulting fees	1,250,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 THINSPACE TECHNOLOGY, INC.
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 AND 2013
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

The Company’s principal activity is the development and sale of network software. The company has 5 key products:

•	Thinspace TSE - a simple management solution for Microsoft remote desktop users.
•	Thinspace OneGate - allows secure remote access to applications and data from outside of the corporate network.
•	Thinspace Universal Client – provides access to applications or Windows desktops from iPad, iPhone or Android tablet or Smartphone
•	Thinspace Pano – The Pano is a Zero Client that replaces traditional desktops, allows secure fast access to hosted virtual desktops
•	Thinspace Client– A branded hardware Thin Client solution aimed for the enterprise and corporate market.

We sell directly to independent software vendors and Application Service Providers (ASPs) and to end users through a chain of distributors and resellers. Our larger customers are predominantly large businesses based around the world, with a concentration in North America, the Far East and India.

Our operating subsidiaries are Thinspace Technology Ltd (“Thinspace UK”), organized and operating in the United Kingdom, and Thinspace Technology Ltd. (“Thinspace USA”), a Nevada corporation formed on August 24, 2010 and operating in the states of California, Colorado and Florida.

Pursuant to an Agreement of Merger and Reorganization dated December 31, 2013 between the Company , VAEV Merger Sub, Inc., and Thinspace UK, VAEV Merger Sub merged with Thinspace UK and all of the issued and outstanding shares of Thinspace UK were exchanged for 80,200,000 shares of common stock of the Company The transaction has been accounted for as a reverse acquisition of Vanity by Thinspace UK but in substance as a capital transaction, rather than a business combination since Vanity had minimal operations and assets as of the closing of the transaction. The stockholders of Thinspace UK own a majority of the Company’s voting power immediately following the transaction and Thinspace UK’s management assumed operational, management and governance control of the Company. The transaction is deemed as reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.  Thinspace UK is treated as the surviving and continuing entity.   The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of Thinspace UK and its subsidiary, Thinspace USA.

Vanity assets and liabilities retained subsequent to the transaction are as follows:

Cash	$9,848
Other assets	1,349
Accounts payable and accrued expenses	(1,032,603)
Notes payable	(922,019)
Derivative liabilities	(8,504,326)
Net liabilities retained	$(10,447,751)

We have changed the fiscal year end of Thinspace UK and Thinspace USA to December 31 to match that of Vanity  prior to the reverse acquisition.

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

These interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future period. All references to June 30, 2014 and 2013 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2013, included in the Company’s annual report on Form 10-K/A filed with the SEC on May 13, 2014.

The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Going Concern

We have incurred a loss from operations of $1,754,796 for the six months ended June 30, 2014. As of June 30, 2014 we have negative working capital of $15,145,877 and a stockholders’ deficit of $15,254,911. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at June 30, 2014.

Management has implemented its business plan to add new products, increase marketing activities and, as a result, increase revenue. Our ability to continue to implement our current business plan and continue as a going concern ultimately is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies and to achieve profitable operations.

There can be no assurances that funds will be available to the Company when needed or, if available, that such funds will be available under favorable terms. In the event that the Company is unable to generate adequate revenues to cover expenses and cannot obtain additional funds in the near future, the Company may seek protection under bankruptcy laws.  To date, management has not considered this alternative, nor does management view it as a likely occurrence, since the Company is progressing with various potential sources of new capital and we anticipate a successful outcome from these activities. However, capital markets remain difficult and there can be no certainty of a successful outcome from these activities.

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve.   The accounts receivable balances of $270,799 and $387,279 as of June 30, 2014 and December 31, 2013, respectively, do not include an allowance for doubtful accounts as the Company anticipates payment on all accounts within the next fiscal year. The Company routinely evaluates accounts receivable for uncollectible amounts.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities
Conversion and warrant derivative liabilities	-	-	$13,080,248	$13,080,248
Total Liabilities	$-	$-	$13,080,248	$13,080,248

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion and warrant derivative liabilities) for the six month period ended June 30, 2014.

2014
Balance at beginning of year	$11,268,087
Additions to derivative instruments	5,826,248
Change in fair value of derivative liabilities	(1,109,207)
Reclassification upon expiration of warrants	(1,892,000)
Reclassification upon conversion of debt	(1,012,880)
Balance at end of period	$13,080,248

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

CONCENTRATIONS OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers. At June 30, 2014, one customer accounted for 10% of accounts receivable.

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank accounts is insured up to $250,000 at each institution. Cash held in UK bank accounts is insured up to £85,000 at June 30, 2014 (approximately $145,000 at June 30, 2014) at each institution for each entity.  At times, cash balances may exceed the insured limits. The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

LOSS PER SHARE

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and preferred stock and the exercise of our stock warrants. There were 215,155,252 common share equivalents at June 30, 2014 and none at June 30, 2013, which have been excluded from the computation of the weighted average diluted shares.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and preferred stock and the exercise of our stock warrants and options. In accordance with ASC 260-45-20, common stock equivalents derived from shares issuable through the exercise of our debt and warrants subject to derivative accounting are not considered in the calculation of the weighted average number of common shares outstanding because the adjustments in computing income available to common stockholders would result in a loss.  Accordingly, the diluted EPS would be computed in the same manner as basic earnings per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

IBC Funds February 21, 2014 Financing

On February 21, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC (“IBC Funds”) pursuant to which the Company sold to IBC Funds an 8% convertible debenture in the principal amount of $150,000. The debenture matures on the third anniversary of the date of issuance and bears interest at a rate of 8% per annum, payable semi-annually and on the maturity date. IBC Funds may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days.

IBC Funds March 21, 2014 Financing

On March 21, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds pursuant to which the Company sold to IBC Funds an 8% convertible debenture in the principal amount of $50,000. The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as the February 21, 2014 debenture.

Greystone March 21, 2014 Financing

On March 21, 2014, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners, Inc. (“Greystone”) pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of $50,000.The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as the February 21, 2014 debenture.

Greystone March 26, 2014 Financing

On March 26, 2014, the Company entered into a Securities Purchase Agreement with Greystone pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of $50,000. The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as the February 21, 2014 note.

Greystone April 17, 2014 Financing

On April 17, 2014, the Company entered into a Securities Purchase Agreement with Greystone pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of $65,000. The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, at a conversion price per share at 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

IBC Funds April 17, 2014 Financing

On April 17, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds pursuant to which the Company sold to IBC Funds an 8% convertible debenture in the principal amount of $100,000. The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as the Greystone April 17, 2014 note.

Greystone May 29, 2014 Financing

On May 29, 2014, the Company entered into a Securities Purchase Agreement with Greystone pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of up to $617,500. The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as the Greystone April 17, 2014 note. We have received $56,000 pursuant to this debenture.

IBC Funds May 29, 2014 Financing

On May 29, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds pursuant to which the Company sold to IBC Funds an 8% convertible debenture in the principal amount of up to $617,500. The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as the Greystone April 17, 2014 note. We have received $100,000 pursuant to this note.

CP US May 29, 2014 Financing

On May 29, 2014, the Company entered into a Securities Purchase Agreement with CP US Income Group LLC (“CP US”) pursuant to which the Company sold to CP US an 8% convertible debenture in the principal amount of $265,000. The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as Greystone April 17, 2014 note.

The conversion features of the debentures described above contain a variable conversion rate. As a result, we have classified the conversion features as derivative liabilities in the financial statements. Upon issuance, we have recorded conversion feature liabilities of $4,378,443. The value of the conversion feature liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rates of between 0.75 - 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 402% - 419%; and (4) an expected life of 3 years. The Company has allocated $886,000 to debt discount, to be amortized over the life of the debt, with the balance of $3,492,443 being charged to expense at issue.

During the six months ended June 30, 2014, $191,184 of principal and $11,409 of accrued interest was converted into 4,051,870 shares of common stock. The Company has recorded expense of $202,943 for the three months ended March 31, 2014 related to the change in fair value of the conversion feature through the dates of conversion.

NOTE 4 –DERIVATIVE LIABILITIES

The Company has identified certain embedded derivatives related to its convertible debentures, convertible preferred stock, common stock purchase warrants and a debt purchase agreement. Since certain of the debentures, the preferred stock and the debt settlement agreement are convertible into a variable number of shares, the conversion features of those debentures are recorded as derivative liabilities. Since the warrants have a price reset feature, they are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

Convertible Debentures and Debt Settlement Agreement

At June 30, 2014, we recalculated the fair value of the embedded conversion feature of our notes and debt settlement agreement subject to derivative accounting and have determined that their fair value at June 30, 2014 was $10,036,888. The value of the conversion liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 393% - 397% and (4) an expected life of 2.5 - 2.91 years. We recorded income of $12,058,825 and $1,665,931 during the three and six months ended June 30, 2014, respectively, related to the change in fair value.

During the six months ended June 30, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $149,283 and $414,441 for the three and six months ended June 30, 2014, which has been charged to interest expense.

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

At June 30, 2014, we recalculated the fair value of the embedded conversion feature of our Series B and Series C preferred stock subject to derivative accounting and have determined that the fair value at June 30, 2014 was $2,623,053. The value of the conversion liabilities was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.139%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 262% and (4) an expected life of 1.125 years. We recorded income of $7,278,064 and $115,513 during the three and six months ended June 30, 2014, respectively, related to the change in fair value.

Warrant Liabilities

The warrants with price reset features have been adjusted due to the subsequent issuance of convertible debt. As a result, those warrants totaled 8,700,000 with an exercise price of $0.05. The Company has recorded income of $21,915 for the three months ended March 31, 2014 related to the change in fair value of the warrants through the date of adjustment. The Company has also recorded an expense of $958,388 for the three months ended March 31, 2014 due to the increase in the fair value of the warrants as a result of the modifications.

During the three months ended June 30, 2014 an aggregate of 4,700,000 warrants expired. The Company has recorded income of $1,258,643 for the three and six months ended June 30, 2014 related to the change in fair value of the warrants through the dates of expiration. At expiration the Company has reclassified an aggregate of $1,892,000 of derivative liability to equity.

At June 30, 2014, we recalculated the fair value of the remaining warrants containing a price reset feature subject to derivative accounting and have determined that the fair value at June 30, 2014 was $420,307. The value of the warrant liabilities was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.04%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 175% and (4) an expected life of 0.31 years. We recorded income of $2,266,619 and expense of $1,749,950 during the three and six months ended June 30, 2014, respectively, related to the change in fair value.

NOTE 5 – LOANS PAYABLE – RELATED PARTY

Entities controlled by certain shareholders have provided short term working capital loans to the Company aggregating approximately $21,000 during the six months ended June 30, 2014. The Company repaid approximately $119,000 of loans during the six months ended June 30, 2014.

During May 2014 the Company settled all related party and related accrued interest through a lump sum payment. The excess of the liabilities over the payment, totaling $17,391, has been credited to paid in capital.

NOTE 6– RELATED PARTY TRANSACTIONS

An entity owned by certain of our shareholders provided management services to the Company. Fees incurred for the three months ended June 30, 2014 and 2013 were $0 and $41,367, respectively. Fees incurred for the six months ended June 30, 2014 and 2013 were $0 and $152,182, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, and 672,000 shares have been designated as Series C Convertible preferred stock. There were 75,000 Series B shares and 672,000 Series C shares issued and outstanding as of June 30, 2014 and December 31, 2013.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2014 and December 31, 2013, there were 94,423,918 and 82,819,694 shares of common stock issued and outstanding, respectively.

During January 2014 we issued 5,000,000 shares of common stock, valued at $1,250,000, pursuant to a consulting agreement with a one year term. We will expense the value of the shares over 2014. During the three and six months ended June 30, 2014, we recorded expense of $312,500 and $625,000, respectively.

During January 2014 we cancelled 250,000 shares of common stock which had been issued in July of 2012 as payment for consulting services, pursuant to the request of the consultant.

During the six months ended June 30, 2014, we issued 4,051,870 shares of common stock upon the conversion of $191,184 of note principal and $11,409 of accrued interest.

Effective April 15, 2014 and April 30, 2014 we issued an aggregate of 277,354 shares of common stock to our former President as payment of accrued salary in the amount of $30,000. Such shares were issued pursuant to terms contained in his employment agreement. The shares had a value of $76,891.

During the six months ended June 30, 2014 we issued an aggregate of 2,300,000 shares of common stock, valued at $469,000, for services.

During the six months ended June 30, 2014 we issued 25,000 shares of common stock, valued at $20,500, as payment for a domain name.

During the six months ended June 30, 2014 we issued a stock grant to an employee in the amount of 200,000 shares of common stock, valued at $34,000. The grant vests upon the two year anniversary, on May 29, 2016. The expense will be recorded over that two year period. We have recorded an expense of $1,417 for the three and six month periods ended June 30, 2014.

Options Outstanding

During May 2014 we granted an aggregate of 5,000,000 common stock options to an employee. The options will vest ratably over three years commencing on the grant date and vesting on each one year anniversary, 1,000,000 on May 29, 2015 and 2,000,000 on May 29, 2016 and 2017. The options have an exercise price of $0.17 per share and a term of five years. These options have a weighted average grant date fair value of $0.15 per option, determined using the Black-Scholes method based on the following weighted average assumptions: (1) risk free interest rate of 0.52%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 293%; and (4) an expected life of the options of 2.2 years. We have recorded an expense for the employee options of $32,620 for the three and six months ended June 30, 2014.

Warrants Outstanding

At June 30, 2014 we have an aggregate of 4,000,000 common stock purchase warrants outstanding and exercisable. The warrants currently have an exercise price of $0.05 per share. The warrants expire on October 6, 2014 and November 10, 2014 and have a weighted average remaining life of 0.31 years at June 30, 2014. The warrants contain a price reset feature and are accounted for as derivative liabilities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

GOLDCREST STOCK PURCHASE AGREEMENT

On April 2, 2014, Thinspace UK entered into a stock purchase agreement (the “Purchase Agreement”) with Goldcrest Distribution Limited (“Goldcrest”). Pursuant to the Purchase Agreement, Thinspace UK may, for a period of one year commencing upon the execution of the Purchase Agreement, and upon receipt of orders from customers, request funding for such orders from Goldcrest, which Goldcrest may provide at its discretion, in an aggregate amount of up to Ј1.8 million (approximately USD$3.02 million). The Purchase Agreement was entered into in connection with a purchase order received by Thinspace UK in the amount of Ј2,307,357. Pursuant to the Purchase Agreement, Thinspace UK paid Goldcrest an establishment fee of Ј36,150 and agreed to pay a transaction fee of 3% for a transaction period of 3 months for advances under the Purchase Agreement. Thinspace UK’s obligations under the Purchase Agreement will be secured by a debenture over the assets of Thinspace UK and personal guarantees executed by Owen Dukes and Robert Zysblat, the Company’s former Chief Executive Officer and former President, respectively.

LEASE

We currently occupy office space pursuant to various short term leases expiring in 2014.

Rent expense for the three months ended June 30, 2014 and 2013 was $25,057 and $34,937, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was $62,426 and $65,558, respectively.

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

NOTE 9 - SUBSEQUENT EVENTS

During July 2014, we issued 2,400,000 shares of common stock upon the conversion of notes payable in the amount of $42,060.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Thinspace Technology, Inc. (the “Company”, “Thinspace”, “we”, “us”, or “our”) is a cloud computing company that  develops software productivity solutions that allow its customers secure access to centrally managed Desktop or Software Applications  and to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office- simply and securely.

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

Results of Operations

Three Months ended June 30, 2014 as compared to the Three Months ended June 30, 2013

Revenues:

Net revenue was $2,593,997 for the three months ended June 30, 2014 compared to net revenue of $267,720 for the three months ended June 30, 2013. Overall, our revenues increased 868% for the 2014 period as compared to the 2013 period. The increase is primarily attributable to the delivery of a large order during the 2014 period (representing approximately 80% of revenue) as well as the introduction of new products during calendar year 2013, and the results of increased  marketing activities.

Cost of revenue

Cost of revenue as a percent of revenue was 67% for each of the three months ended June 30, 2014 and 2013. Cost of revenue consists of software development, purchased hardware and software costs and shipping costs. Cost of revenue as a percentage of revenue varies based on the various costs incurred, relative to the timing of the recognition of revenue.

Operating expense:

Operating expense increased 460% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Our costs have increased as we have initiated the Thinspace US operations and increased our marketing and other activities, Included in our operating expenses for the first quarter of 2014 is $312,500 of non-cash expense for stock based compensation related to costs associated with consultants we have engaged to assist our company in its growth efforts. This non-cash expense is being amortized over the one year life of the contract, which runs through December 31, 2014. The balance of our other operating expenses includes salaries, consulting, marketing and general overhead expenses (including approximately $561,000 in other stock based compensation for the 2014 period).

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Other income (expense):

We had income from the change in the fair value of our derivative liabilities of $22,862,151 during the three months ended June 30, 2014 with no comparable income or expense for the three months ended June 30, 2013. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported interest expense of $1,686,014 during the three months ended June 30, 2014 as compared with interest expense of $2 during the three months ended June 30, 2013. Interest expense during the 2014 period consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt, aggregating $1,211,969. The balance of the expense for the 2014 period relates to the amortization of debt discount and interest accrued on debt.

Six Months ended June 30, 2014 as compared to the Six Months ended June 30, 2013

Revenues:

Net revenue was $3,378,605 for the six months ended June 30, 2014 compared to net revenue of $572,529 for the six months ended June 30, 2013. Overall, our revenues increased 490% for the 2014 period as compared to the 2013 period. The increase is primarily attributable to the delivery of a large order during the 2014 period (representing approximately 61% of revenue) as well as the introduction of new products during calendar year 2013, and the results of increased marketing activities.

Cost of revenue

Cost of revenue as a percent of revenue was 55% for the six months ended June 30, 2014 and 65% for the six months ended June 30, 2013. Cost of revenue consists of software development, purchased hardware and software costs and shipping costs. Cost of revenue as a percentage of revenue varies based on the various costs incurred, relative to the timing of the recognition of revenue.

Operating expense:

Operating expense increased 390% for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Our costs have increased as we have initiated the Thinspace US operations and increased our marketing and other activities, Included in our operating expenses for the first six months of 2014 is $625,000 of non-cash expense for stock based compensation related to costs associated with consultants we have engaged to assist our company in its growth efforts. This non-cash expense is being amortized over the one year life of the contract, which runs through December 31, 2014. The balance of our other operating expenses includes salaries, consulting, marketing and general overhead expenses (including approximately $561,000 in other stock based compensation for the 2014 period).

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Other income (expense):

We had income from the change in the fair value of our derivative liabilities of $1,109,207 during the six months ended June 30, 2014 with no comparable income or expense for the six months ended June 30, 2013. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $155,129 during the six months ended June 30, 2014, with no comparable item for the six months ended June 30, 2013. The gain on debt conversion resulted from the issuance of shares of common stock to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $5,470,899 during the six months ended June 30, 2014 as compared with interest income of $183 during the six months ended June 30, 2013. Interest expense during the 2014 period consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt, aggregating $3,906,884, and the expense associated with the price resets of certain of our derivative instruments, aggregating $1,033,365. The balance of the expense for the 2014 period relates to the amortization of debt discount and interest accrued on debt.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2014 we had approximately $498,000 in cash and cash equivalents and a working capital deficit of $15,145,877 (resulting primarily from derivative liabilities aggregating $13,080,248), as compared to cash and cash equivalents of approximately $341,000 and a working capital deficit of $13,312,285 at December 31, 2013. Our recent sources of operating capital have been equity and debt financings, along with advances from related parties. In December 2013 we raised $100,000 from the sale of a convertible debenture and $672,000 from the sale of preferred stock (of which $472,000 was received in January 2014). We also received proceeds from convertible and other notes aggregating $961,000 during the six months ended June 30, 2014.

Net Cash Provided by Operating Activities

We used $1,096,009 of cash in our operating activities during the six months ended June 30, 2014 compared to $28,501 provided by our operating activities for the six months ended June 30, 2013. The increase in net cash used results primarily from an increase in net loss of $528,196 (after adjusting for non-cash expenses), an increase in inventory and prepayments and a decrease in deferred revenue, all partially offset by an increase in accounts payable.

Net Cash Used in Investing Activities

We used $6,529 for the purchase of furniture and equipment during the six months ended June 30, 2014, compared to $10,803 used during the six months ended June 30, 2013.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2014, we received $472,000 from the sale of our preferred stock, $961,000 from the sale of notes and convertible debentures and $21,000 from stockholder advances. We repaid $82,654 of notes payable and repaid $118,631 of shareholder advances. During the six months ended June 30, 2013 we made note repayments of $7,517 and received advances from related parties of $42,402.

Greystone $65K Financing

On April 17, 2014, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners, Inc. (“Greystone”) pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of up to $65,000 (it being agreed that any such amounts (up to $65,000) may be paid by Greystone to the Company in Greystone’s discretion during the 90 pay period commencing on the date of issuance of the debenture). The Debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. Greystone may convert, at any time, the outstanding principal and accrued interest on the Debenture into shares of the Company’s common stock, at a conversion price per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. To date, we have received $65,000 pursuant to this agreement. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

IBC Funds $100K Financing

On April 17, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC (“IBC Funds”) pursuant to which the Company sold to IBC Funds an 8% convertible debenture in the principal amount of up to $100,000 (it being agreed that any such amounts (up to $100,000) may be paid by IBC Funds to the Company in IBC Funds’ discretion during the 90 pay period commencing on the date of issuance of the debenture). The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. IBC Funds may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at 25% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. To date, we have received $100,000 pursuant to this agreement. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

CPUS $265K Financing

On May 29, 2014, the Company entered into a Securities Purchase Agreement with CP US Income Group, LLC (“CPUS”) pursuant to which the Company sold to CPUS an 8% Convertible Debenture in the principal amount of $265,000. The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. CPUS may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at price per share of 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

Greystone $617.5K Financing

On May 29, 2014, the Company entered into a Securities Purchase Agreement with Greystone Capital Partners, Inc. pursuant to which the Company sold to Greystone an 8% Convertible Debenture in the principal amount of up to $617,500. The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. Greystone may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at price per share of 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. Pursuant to the terms of the debenture, Greystone paid the Company $56,000 upon the issuance of the Debenture and any additional payments (up to a maximum of $617,500) may be made by Greystone to the Company in Greystone’s discretion during the two year period commencing on the date of issuance. To date, we have received $56,000 pursuant to this agreement. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

IBC Funds $617.5K Financing

On May 29, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds pursuant to which the Company sold to IBC Funds an 8% Convertible Debenture in the principal amount of up to $617,500. The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. IBC may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at price per share of 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. Pursuant to the terms of the debenture, IBC paid the Company $100,000 upon the issuance of the Debenture and any additional payments (up to a maximum of $617,500) may be made by IBC to the Company in IBC’s discretion during the two year period commencing on the date of issuance. To date, we have received $100,000 pursuant to this agreement. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings and no property of the Company is subject to any material legal proceedings.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During April 2014 we issued an aggregate of 277,354 shares of common stock to our former President as payment of accrued salary.

During June 2014 we issued an aggregate of 2,300,000 shares of common stock for services.

During June 2014 we issued 25,000 shares of common stock as payment for a domain name.

During June 2014 we issued 200,000 shares of common stock to an employee. The grant vests upon the two year anniversary, on May 29, 2016.

On April 17, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds pursuant to which the Company sold to IBC Funds an 8% convertible debenture in the principal amount of up to $100,000. IBC may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion per share at 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days.

On April 17, 2014, the Company entered into a Securities Purchase Agreement with Greystone pursuant to which the Company sold to Greystone an 8% convertible debenture in the principal amount of up to $65,000. Greystone may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion per share at 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information .

None.

 Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive and Financial Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officer
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Thinspace Technology, Inc.

Date: August 14, 2014	By:	/s/ Jay Christopher Bautista
Jay Christopher Bautista
Chief Executive Officer (principal executive, financial and accounting officer)