Form 10-Q
period 2014-09-30
Thinspace Technology, Inc.
filed 2014-11-14
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 99,398,536 shares of common stock are issued and outstanding as of November 13, 2014.

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$81,897	$341,031
Receivable from sale of preferred stock	-	472,000
Accounts receivable	319,853	387,279
Inventory	45,954	4,634
Prepaid expenses and other current assets	98,778	36,263

Total current assets	546,482	1,241,207

Fixed assets, net of accumulated depreciation of $70,940 and $60,312, respectively	37,572	31,325
Intangible assets, net of accumulated amortization of $495,505 and $454,416, respectively	164,350	194,743
Prepaid stock based compensation	312,500	-
Other assets	10,711	3,049

Total assets	$1,071,615	$1,470,324

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$1,585,630	$1,610,753
Deferred revenue	1,126,929	1,482,504
Loans payable, current portion	14,800	74,800
Loans payable - related parties	-	117,348
Derivative liabilities	31,240,660	11,268,087
Total current liabilities	33,968,019	14,553,492

Deferred revenue, long term	60,429	73,897
Convertible notes payable, net of discount of $1,195,341 and $311,806, respectively	921,240	862,019
Loans payable	13,392	25,266

Total liabilities	34,963,080	15,514,674

Stockholders' deficit

Preferred stock, undesignated, authorized 49,253,000 shares, $0.001 par value, no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value, 75,000 shares issued and outstanding	75	75
Preferred stock, Series C, authorized 672,000 shares, $0.001 par value, 672,000 shares issued and outstanding	672	672
Common stock authorized 500,000,000 shares, $0.001 par value, 96,883,942 and 82,819,694 shares issued and outstanding, respectively	96,884	82,820
Additional paid in capital	5,197,809	-
Accumulated deficit	(39,147,538)	(14,093,652)
Accumulated other comprehensive income (loss)	(39,367)	(34,265)
Total stockholders' deficit	(33,891,465)	(14,044,350)

Total liabilities and stockholders' deficit	$1,071,615	$1,470,324

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$2,322,170	$411,606	$5,700,775	$984,135
Cost of goods sold	1,488,293	214,252	3,332,524	583,497

Gross profit	833,877	197,354	2,368,251	400,638

Operating expense:
Selling, general and administrative	1,486,697	632,175	4,735,832	1,269,860
Depreciation and amortization	20,964	18,275	60,999	51,405

Total operating expense	1,507,661	650,450	4,796,831	1,321,265

Loss from operations	(673,784)	(453,096)	(2,428,580)	(920,627)

(Loss) gain on change in fair value of derivative liability	(16,556,422)	-	(15,447,215)	-
Gain on conversion of debt	20,979	-	176,108	-
Interest expense (income)	(1,883,300)	(67)	(7,354,199)	116

Loss before provision for income taxes	(19,092,527)	(453,163)	(25,053,886)	(920,511)

Provision for income taxes	-	-	-	-

Net loss	(19,092,527)	(453,163)	(25,053,886)	(920,511)
Preferred dividend	(1,875)	-	(5,625)	-

Net loss attributable to common shareholders	$(19,094,402)	$(453,163)	$(25,059,511)	$(920,511)

Basic and diluted loss per share	$(0.20)	$(0.01)	$(0.27)	$(0.01)

Weighted average shares outstanding, Basic and diluted	96,085,012	80,200,000	92,807,067	80,200,000

Comprehensive income (loss):

Net loss	$(19,092,527)	$(453,163)	$(25,053,886)	$(920,511)
Foreign currency translation adjustments	13,136	(80)	(5,102)	(6,012)

Comprehensive loss	$(19,079,391)	$(453,243)	$(25,058,988)	$(926,523)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(25,053,886)	$(920,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,999	51,405
Amortization of prepaid stock based compensation	937,500	-
Stock based compensation	669,678	-
Gain on conversion of debt	(176,108)	-
Change in fair value of derivative liability	15,447,215	-
Amortization of debt discount	6,814,247	-
Changes in operating assets and liabilities:
Accounts receivable	64,722	(274,036)
Inventory	(42,606)	97,038
Prepaid expenses and other current assets	(63,573)	(16,115)
Other assets	(7,763)	(765)
Accounts payable and accrued expenses	(172)	194,882
Deferred revenue	(367,243)	941,339

Net cash (used in) provided by operating activities	(1,716,990)	73,237

Cash flows from investing activities:
Cash paid for fixed assets	(18,421)	(47,187)

Net cash used in investing activities	(18,421)	(47,187)

Cash flows from financing activities:
Proceeds from sale of preferred stock	472,000	-
Proceeds from notes payable	1,191,000	-
Repayment of note	(75,000)	-
Repayment of loan	(11,583)	(11,305)
Advances from related parties	21,000	42,518
Repayments to related parties	(118,670)	-

Net cash provided by financing activities	1,478,747	31,213

Effect of exchange rate changes on cash	(2,470)	(6,012)

Net (decrease) increase in cash	(259,134)	51,251
Cash, beginning of period	341,031	51,323
Cash, end of period	$81,897	$102,574

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$288,689	$68

Non-cash investing and financing activities:
Fair value of common stock issued upon conversion of notes	$1,348,968	$-
Note payable converted to common stock	233,244	-
Accrued interest converted to common stock	11,410	-
Derivative liability reclassified to equity upon conversion of debt	1,348,684	-
Derivative liability reclassified to equity upon expiration of warrants	1,892,000	-
Derivative liability of debt issued	5,959,048	-
Common stock issued as payment of prepaid consulting fees	1,250,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

NOTE 1 – ORGANIZATION AND LINE OF BUSINESS

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

The Company’s principal activity is the development and sale of network software. The company has 5 key products:

●	Thinspace TSE - a simple management solution for Microsoft remote desktop users.
●	Thinspace OneGate - allows secure remote access to applications and data from outside of the corporate network.
●	Thinspace Universal Client – provides access to applications or Windows desktops from iPad, iPhone or Android tablet or Smartphone.
●	Thinspace Pano – The Pano is a Zero Client that replaces traditional desktops, allows secure fast access to hosted virtual desktops.
●	Thinspace Client– A branded hardware Thin Client solution aimed for the enterprise and corporate market.

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

Pursuant to an Agreement of Merger and Reorganization dated December 31, 2013 between the Company, VAEV Merger Sub, Inc., and Thinspace UK, VAEV Merger Sub merged with Thinspace UK and all of the issued and outstanding shares of Thinspace UK were exchanged for 80,200,000 shares of common stock of the Company. The transaction has been accounted for as a reverse acquisition of Vanity by Thinspace UK but in substance as a capital transaction, rather than a business combination since Vanity had minimal operations and assets as of the closing of the transaction. The stockholders of Thinspace UK owned a majority of the Company’s voting power immediately following the transaction and Thinspace UK’s management assumed operational, management and governance control of the Company. The transaction is deemed as reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.  Thinspace UK is treated as the surviving and continuing entity.   The Company did not recognize goodwill or any intangible assets in connection with this transaction. Accordingly, the Company’s historical financial statements are those of Thinspace UK and its subsidiary, Thinspace USA.

Vanity assets and liabilities retained subsequent to the transaction are as follows:

Cash	$9,848
Other assets	1,349
Accounts payable and accrued expenses	(1,032,603)
Notes payable	(922,019)
Derivative liabilities	(8,504,326)
Net liabilities retained	$(10,447,751)

We changed the fiscal year end of Thinspace UK and Thinspace USA to December 31 to match that of Vanity prior to the reverse acquisition.

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

These interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future period. All references to September 30, 2014 and 2013 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the transition period ended December 31, 2013, included in the Company’s transition report on Form 10-K/A filed with the SEC on May 13, 2014.

The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at that date but do not include all disclosures required by GAAP.

Going Concern

We have incurred a loss from operations of $2,428,580 for the nine months ended September 30, 2014. As of September 30, 2014 we have negative working capital of $33,421,537 and a stockholders’ deficit of $33,891,465. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at September 30, 2014.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve.   The accounts receivable balances of $319,853 and $387,279 as of September 30, 2014 and December 31, 2013, respectively, do not include an allowance for doubtful accounts as the Company anticipates payment on all accounts within the next fiscal year. The Company routinely evaluates accounts receivable for uncollectible amounts.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities
Conversion and warrant derivative liabilities	-	-	$31,240,660	$31,240,660
Total Liabilities	$-	$-	$31,240,660	$31,240,660

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion and warrant derivative liabilities) for the nine month period ended September 30, 2014.

2014
Balance at beginning of year	$11,268,087
Additions to derivative instruments	7,766,042
Change in fair value of derivative liabilities	15,447,215
Reclassification upon expiration of warrants	(1,892,000)
Reclassification upon conversion of debt	(1,348,684)
Balance at end of period	$31,240,660

The following is a description of the valuation methodologies used for these items:

Conversion derivative liability — these instruments consist of certain of our notes, which are convertible based on a discount to the market value of our common stock. These instruments were valued using pricing models, which incorporate the Company’s stock price, volatility, U.S. risk free rate, dividend rate and estimated life.

CONCENTRATIONS OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers. At September 30, 2014, one customer accounted for 10% of accounts receivable.

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank accounts is insured up to $250,000 at each institution. Cash held in UK bank accounts is insured up to £85,000 at September 30, 2014 (approximately $138,000 at September 30, 2014) at each institution for each entity.  At times, cash balances may exceed the insured limits. The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

LOSS PER SHARE

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and preferred stock and the exercise of our stock warrants. There were 270,375,324 common share equivalents at September 30, 2014 and none at September 30, 2013, which have been excluded from the computation of the weighted average diluted shares.

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

IBC Funds May 29, 2014 Financing

On May 29, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds pursuant to which the Company sold to IBC Funds an 8% convertible debenture in the principal amount of up to $617,500. The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as the Greystone April 17, 2014 note. We have received a total of $200,000 pursuant to this note, $100,000 in May and $100,000 in September.

CP US May 29, 2014 Financing

On May 29, 2014, the Company entered into a Securities Purchase Agreement with CP US Income Group LLC (“CP US”) pursuant to which the Company sold to CP US an 8% convertible debenture in the principal amount of $265,000. The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as Greystone April 17, 2014 note.

IBC Funds August 29, 2014 Financing

On August 29, 2014, the Company sold to IBC Funds a 10% promissory note in the principal amount of $130,000. On September 30, 2014, the Company issued an 8% convertible debenture in exchange for the promissory note. The debenture matures on September 30, 2015 and has terms substantially the same as the Greystone April 17, 2014 note.

The conversion features of the debentures described above contain a variable conversion rate. As a result, we have classified the conversion features as derivative liabilities in the financial statements. Upon issuance, we have recorded conversion feature liabilities of $5,959,048. The value of the conversion feature liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rates of between 0.6875 - 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 389% - 419%; and (4) expected lives of 1 - 3 years. The Company has allocated $1,116,000 to debt discount, to be amortized over the life of the debt, with the balance of $4,843,048 being charged to expense at issue.

During the nine months ended September 30, 2014, $233,244 of principal and $11,409 of accrued interest was converted into 6,451,870 shares of common stock. The Company has recorded expense of $167,703 and $370,646 for the three months and nine months ended September 30, 2014, respectively, related to the change in fair value of the conversion feature through the dates of conversion.

NOTE 4 – DERIVATIVE LIABILITIES

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

Convertible Debentures and Debt Settlement Agreement

At September 30, 2014, we recalculated the fair value of the embedded conversion feature of our notes and debt settlement agreement subject to derivative accounting and have determined that their fair value at September 30, 2014 was $23,519,781. The value of the conversion liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.122 - 0.6875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 200% - 210% and (4) an expected life of 1 - 2.66 years. We recorded expense of $11,711,200 and $10,045,269 during the three and nine months ended September 30, 2014, respectively, related to the change in fair value.

During the nine months ended September 30, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $359,189 and $773,630 for the three and nine months ended September 30, 2014, which has been charged to interest expense.

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

At September 30, 2014, we recalculated the fair value of the embedded conversion feature of our Series B and Series C preferred stock subject to derivative accounting and have determined that the fair value at September 30, 2014 was $7,031,986. The value of the conversion liabilities was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.159%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 202% and (4) an expected life of 1.08 years. We recorded expense of $4,408,933 and $4,293,420 during the three and nine months ended September 30, 2014, respectively, related to the change in fair value.

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

During the three months ended June 30, 2014 an aggregate of 4,700,000 warrants expired. The Company has recorded income of $1,258,643 for the nine months ended September 30, 2014 related to the change in fair value of the warrants through the dates of expiration. At expiration the Company has reclassified an aggregate of $1,892,000 of derivative liability to equity.

At September 30, 2014, we recalculated the fair value of the remaining warrants containing a price reset feature subject to derivative accounting and have determined that the fair value at September 30, 2014 was $688,893. The value of the warrant liabilities was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.01%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 287% and (4) an expected life of 0.09 years. We recorded expense of $268,586 and $2,018,536 during the three and nine months ended September 30, 2014, respectively, related to the change in fair value.

NOTE 5 – LOANS PAYABLE – RELATED PARTY

Entities controlled by certain shareholders have provided short term working capital loans to the Company aggregating approximately $21,000 during the nine months ended September 30, 2014 which were settled in May 2014. The Company repaid approximately $119,000 of loans during the nine months ended September 30, 2014.

During May 2014 the Company settled all related party and related accrued interest through a lump sum payment. The excess of the liabilities over the payment, totaling $17,391, has been credited to paid in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

An entity owned by certain of our shareholders provided management services to the Company. Fees incurred for the three months ended September 30, 2014 and 2013 were $0 and $81,288, respectively. Fees incurred for the nine months ended September 30, 2014 and 2013 were $0 and $233,470, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, and 672,000 shares have been designated as Series C Convertible preferred stock. There were 75,000 Series B shares and 672,000 Series C shares issued and outstanding as of September 30, 2014 and December 31, 2013.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2014 and December 31, 2013, there were 96,883,942 and 82,819,694 shares of common stock issued and outstanding, respectively.

During January 2014 we issued 5,000,000 shares of common stock, valued at $1,250,000, pursuant to a consulting agreement with a one year term. We will expense the value of the shares over 2014. During the three and nine months ended September 30, 2014, we recorded expense of $312,500 and $937,500, respectively.

During January 2014 we cancelled 250,000 shares of common stock which had been issued in July of 2012 as payment for consulting services, pursuant to the request of the consultant.

During the nine months ended September 30, 2014, we issued 6,451,870 shares of common stock upon the conversion of $233,244 of note principal and $11,409 of accrued interest.

Effective April 15, 2014 and April 30, 2014 we issued an aggregate of 277,354 shares of common stock to our former President as payment of accrued salary in the amount of $30,000. Such shares were issued pursuant to terms contained in his employment agreement. The shares had a value of $76,891.

During the nine months ended September 30, 2014 we issued an aggregate of 2,360,024 shares of common stock, valued at $475,603, for services.

During the nine months ended September 30, 2014 we issued 25,000 shares of common stock, valued at $20,500, as payment for a domain name.

During the nine months ended September 30, 2014 we issued a stock grant to an employee in the amount of 200,000 shares of common stock, valued at $34,000. The grant vests upon the two year anniversary, on May 29, 2016. The expense will be recorded over that two year period. We have recorded an expense of $4,250 and $5,667 for the three and nine month periods ended September 30, 2014, respectively.

Options Outstanding

During May 2014 we granted an aggregate of 5,000,000 common stock options to an employee. The options will vest ratably over three years commencing on the grant date and vesting on each one year anniversary, 1,000,000 on May 29, 2015 and 2,000,000 on May 29, 2016 and 2017. The options have an exercise price of $0.17 per share and a term of five years. These options have a weighted average grant date fair value of $0.15 per option, determined using the Black-Scholes method based on the following weighted average assumptions: (1) risk free interest rate of 0.52%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 293%; and (4) an expected life of the options of 2.2 years. We have recorded an expense for the employee options of $97,856 and $130,479 for the three and nine months ended September 30, 2014.

Warrants Outstanding

At September 30, 2014 we have an aggregate of 4,000,000 common stock purchase warrants outstanding and exercisable. The warrants currently have an exercise price of $0.05 per share. The warrants expire on October 6, 2014 and November 10, 2014 and have a weighted average remaining life of 0.09 years at September 30, 2014. The warrants contain a price-reset feature and are accounted for as derivative liabilities.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

LEASE

We currently occupy office space pursuant to various short term leases expiring in 2014.

Rent expense for the three months ended September 30, 2014 and 2013 was $26,178 and $57,886, respectively. Rent expense for the nine months ended September 30, 2014 and 2013 was $88,604 and $123,444, respectively.

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

NOTE 9 – SUBSEQUENT EVENTS

Common Shares Issued

During November 2014, we issued 14,594 shares of common stock, valued at $2,189, for services.

During November 2014, we issued 2,500,000 shares of common stock upon the conversion of notes payable in the amount of $78,125.

IBC Holdings Secured Notes

On October 8, 2014, we entered into and closed a note purchase agreement (the “Firmware NPA”) with IBC Equity Holdings, Inc. (“IBC Holdings”), pursuant to which the Company sold to IBC Holdings a secured promissory note (the “Firmware Note”) in the principal amount of $300,000, for a purchase price of $300,000. IBC Holdings is an existing shareholder of and lender to the Company. The Firmware Note matures on October 8, 2015 and does not bear interest.

Pursuant to the Firmware NPA, the Company agreed to pay to IBC Holdings, commencing on October 8, 2014 and continuing in perpetuity thereafter, a variable per unit amount with respect to the sale of individual hardware devices (“Revenue Sharing Units”) containing our proprietary persistent memory, program code and resident data thereon which together provide the control program for the Company’s hardware devices (the “Firmware”). The Company also granted to IBC Holdings, for a period commencing October 8, 2014 until the Firmware Note is no longer outstanding, an option to purchase the Firmware for a purchase price of $1 (the “Firmware Purchase Option”). Any exercise by IBC Holdings of the Firmware Purchase Option will act as repayment of the Firmware Note.

Pursuant to a security agreement entered into between the Company and IBC Holdings (the “Firmware Security Agreement”), the Company’s obligations under the Firmware NPA and the Firmware Note are secured by a security interest in the Firmware.

On October 8, 2014, the Company entered into and closed an additional note purchase agreement (the “VAR NPA”) with IBC Holdings, pursuant to which the Company sold to IBC Holdings a secured promissory note (the “VAR Note”) in the principal amount of $100,000, for a purchase price of $100,000. The VAR Note matures on October 8, 2015 and does not bear interest.

Pursuant to the VAR NPA, the Company agreed to pay to IBC Holdings, commencing on October 8, 2014 and continuing in perpetuity thereafter, 20% of the gross margin proceeds of the sales of third party products (the “VAR Business”). The Company also granted to IBC Holdings, for a period commencing October 8, 2014 until the VAR Note is no longer outstanding, an option to purchase the assets used in the VAR Business for a purchase price of $1 (the “VAR Purchase Option”). Any exercise by IBC Holdings of the VAR Purchase Option will act as repayment of the VAR Note.

Pursuant to a security agreement entered into between the Company and IBC Holdings (the “VAR Security Agreement”), the Company’s obligations under the VAR NPA and the VAR Note are secured by a security interest in the Company’s assets used in the VAR Business.

Pursuant to a rider to the Firmware Security Agreement and the VAR Security Agreement (the “Security Agreement Rider”), any UCC-1 financing statements filed pursuant to the Firmware Security Agreement or VAR Security Agreement will be terminated at such time as the payments made to IBC pursuant to the above agreements aggregate $1,000,000.

The foregoing descriptions of the Firmware NPA, Firmware Note, Firmware Security Agreement, VAR NPA, VAR Note, VAR Security Agreement, and Security Agreement Rider are summaries of the documents which have been filed as exhibits to a Current Report on Form 8-K filed with the SEC on October 15, 2014.

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

Results of Operations

Three Months ended September 30, 2014 as compared to the Three Months ended September 30, 2013

Revenues:

Revenue was $2,322,170 for the three months ended September 30, 2014 compared to revenue of $411,606 for the three months ended September 30, 2013. Overall, our revenues increased 464% for the 2014 period as compared to the 2013 period. The increase is primarily attributable to the delivery of a large order during the 2014 period (representing approximately 76% of revenue) as well as the introduction of new products and the results of increased marketing activities.

Cost of goods sold

Cost of goods sold as a percent of revenue was 64% and 52% for the three months ended September 30, 2014 and 2013, respectively. Cost of goods sold consists of software development, purchased hardware and software costs and shipping costs. Cost of goods sold as a percentage of revenue varies based on the various costs incurred, relative to the timing of the recognition of revenue.

Operating expense:

Operating expense increased 132% for the three months ended September 30, 2014, to $1,507,661, compared to $650,540 for the three months ended September 30, 2013. Our costs have increased as we have initiated the Thinspace US operations and increased our marketing and other activities. Included in our operating expenses for the third quarter of 2014 is $312,500 of non-cash expense for stock-based compensation related to costs associated with consultants we have engaged to assist our company in its growth efforts. This non-cash expense is being amortized over the one year life of the contract, which runs through December 31, 2014. The balance of our other operating expenses includes salaries, consulting, marketing and general overhead expenses (including approximately $109,000 in other stock-based compensation for the 2014 period).

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Other income (expense):

We had expense from the change in the fair value of our derivative liabilities of $16,556,422 during the three months ended September 30, 2014 with no comparable income or expense for the three months ended September 30, 2013. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $20,979 during the three months ended September 30, 2014, with no comparable item for the three months ended September 30, 2013. The gain on debt conversion resulted from the issuance of shares of common stock to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $1,883,300 during the three months ended September 30, 2014 as compared with interest expense of $67 during the three months ended September 30, 2013. Interest expense during the 2014 period consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt, aggregating $1,709,794. The balance of the expense for the 2014 period relates to the amortization of debt discount and interest accrued on debt.

Nine Months ended September 30, 2014 as compared to the Nine Months ended September 30, 2013

Revenues:

Revenue was $5,700,775 for the nine months ended September 30, 2014 compared to revenue of $984,135 for the nine months ended September 30, 2013. Overall, our revenues increased 479% for the 2014 period as compared to the 2013 period. The increase is primarily attributable to the delivery of a large order during the 2014 period (representing approximately 67% of revenue) as well as the introduction of new products and the results of increased marketing activities.

Cost of goods sold

Cost of goods sold as a percent of revenue was 58% and 59% for the nine months ended September 30, 2014 and 2013, respectively. Cost of goods sold consists of software development, purchased hardware and software costs and shipping costs. Cost of goods sold as a percentage of revenue varies based on the various costs incurred, relative to the timing of the recognition of revenue.

Operating expense:

Operating expense increased 263% for the nine months ended September 30, 2014, to $4,796,831, compared to $1,321,265 for the nine months ended September 30, 2013. Our costs have increased as we have initiated the Thinspace US operations and increased our marketing and other activities. Included in our operating expenses for the first nine months of 2014 is $937,500 of non-cash expense for stock- based compensation related to costs associated with consultants we have engaged to assist our company in its growth efforts. This non-cash expense is being amortized over the one year life of the contract, which runs through December 31, 2014. The balance of our other operating expenses includes salaries, consulting, marketing and general overhead expenses (including approximately $670,000 in other stock-based compensation for the 2014 period).

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Other income (expense):

We had expense from the change in the fair value of our derivative liabilities of $15,447,215 during the nine months ended September 30, 2014 with no comparable income or expense for the nine months ended September 30, 2013. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $176,108 during the nine months ended September 30, 2014, with no comparable item for the nine months ended September 30, 2013. The gain on debt conversion resulted from the issuance of shares of common stock to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $7,354,199 during the nine months ended September 30, 2014 as compared with interest income of $116 during the nine months ended September 30, 2013. Interest expense during the 2014 period consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt, aggregating $5,616,678, and the expense associated with the price resets of certain of our derivative instruments, aggregating $1,033,365. The balance of the expense for the 2014 period relates to the amortization of debt discount and interest accrued on debt.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2014 we had approximately $82,000 in cash and cash equivalents and a working capital deficit of $33,421,537 (resulting primarily from derivative liabilities aggregating $31,240,660), as compared to cash and cash equivalents of approximately $341,000 and a working capital deficit of $13,312,285 at December 31, 2013. Our recent sources of operating capital have been equity and debt financings, along with advances from related parties. In December 2013 we raised $100,000 from the sale of a convertible debenture and $672,000 from the sale of preferred stock (of which $472,000 was received in January 2014). We also received proceeds from convertible and other notes aggregating $1,191,000 during the nine months ended September 30, 2014.

Net Cash Provided by Operating Activities

We used $1,716,990 of cash in our operating activities during the nine months ended September 30, 2014 compared to $73,237 provided by our operating activities for the nine months ended September 30, 2013. The increase in net cash used results primarily from an increase in net loss of $431,249 (after adjusting for non-cash expenses), an increase in inventory and prepayments and decreases in deferred revenue and accounts payable.

Net Cash Used in Investing Activities

We used $18,421 for the purchase of furniture and equipment during the nine months ended September 30, 2014, compared to $47,187 used during the nine months ended September 30, 2013.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2014, we received $472,000 from the sale of our preferred stock, $1,191,000 from the sale of notes and convertible debentures and $21,000 from stockholder advances. We repaid $86,583 of notes payable and repaid $118,670 of shareholder advances. During the nine months ended September 30, 2013 we made note repayments of $11,305 and received advances from related parties of $42,518.

IBC Funds $130,000 Financing

On August 29, 2014, the Company sold to IBC Funds, LLC (“IBC Funds”) a 10% promissory note in the principal amount of $130,000. On September 30, 2014 the Company issued an 8% convertible debenture in exchange for the promissory note. The debenture matures on the first anniversary of the date of issuance and bears an interest rate of 8% per annum, payable semi-annually and on the maturity date. IBC Funds may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at price per share of 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk .

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings and no property of the Company is subject to any material legal proceedings.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2014, we issued 2,400,000 shares of common stock upon the conversion of $42,060 of note principal.

During September 2014 we issued an aggregate of 60,024 shares of common stock for services.

On August 29, 2014, the Company sold to IBC Funds a 10% promissory note in the principal amount of $130,000. On September 30, 2014 the Company issued an 8% convertible debenture in exchange for the promissory note. IBC Funds may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at price per share of 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days.

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

Thinspace Technology, Inc.

Date: November 14, 2014	By:	/s/ Jay Christopher Bautista
Jay Christopher Bautista
Chief Executive Officer (principal executive, financial and accounting officer)

