Form 10-K
period 2014-12-31
Thinspace Technology, Inc.
filed 2015-03-31
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes  ☑      No

As of June 30, 2014, the aggregate market value of the issued and outstanding common stock held by non-affiliates of the registrant, based upon the last sales price of the registrant’s common stock of $0.15 was approximately $4,326,985. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 23, 2015 was 98,381,445.

DOCUMENTS INCORPORATED BY REFERENCE – None

1

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

ITEM 1. BUSINESS

Corporate History

Thinspace Technology, Inc. was incorporated in the State of Delaware on November 22, 2006 under the name Map V Acquisition, Inc.

On April 2, 2008, the Company entered into a Share Exchange Agreement with Vanity Holding Group, Inc. (“Vanity Group”) and Vanity Group’s then shareholders whereby we acquired all of the issued and outstanding shares of the common stock of Vanity Group. Upon consummation of the acquisition, Vanity Group became a wholly-owned subsidiary of the Company. Subsequent to the completion of the reverse merger acquisition, the Company changed its name from “Map V Acquisition, Inc.” to “Vanity Events Holding, Inc.” in 2008.

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

As a result of the foregoing, we have determined to treat the acquisition as a reverse recapitalization for accounting purposes, with Thinspace UK as the acquirer for accounting purposes. As such, the financial information, including the operating and financial results, included in this annual report on Form 10-K are that of Thinspace UK rather than that of the Company prior to the closing of the Merger Agreement.

On February 6, 2014, the Company changed its name to Thinspace Technology, Inc.

On February 27, 2014, Propalms International, Ltd., a Nevada corporation an indirect wholly owned subsidiary of the Company, changed its name to Thinspace Technology, Ltd. (“Thinspace US”).

On March 10, 2014, the Company’s wholly-owned subsidiary, Propalms Ltd., a UK registered company changed its name to Thinspace Technology Ltd.

On May 29, 2014, the Company’s two officers and two of its three directors resigned . A a new officer and two new directors were appointed.

References in this report to “Thinspace”, “Thinspace Technology”, “we,” “us,” “our” and similar words refer to the Company and its wholly-owned subsidiaries, Thinspace UK and Thinspace US, unless the context indicates otherwise, and, prior to the closing of the Merger Agreement, these terms refer to Thinspace UK and Thinspace US. References to Vanity relate to the Company prior to the closing of the Merger Agreement.

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

Thinspace products have been designed to suit the needs of all sizes of organizations from 5 to 50,000+ users. Thinspace products are easier to use, faster to implement and more economical to maintain than other similar software, which is important to small and medium sized companies and governmental offices as well as large enterprise organizations that are looking to reduce their IT infrastructure costs. We market and license our products directly to systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.

Thinspace UK is a United Kingdom corporation founded on October 11, 2001 and launched sales in July 2005.

Thinspace US is a Nevada corporation founded on August 24, 2010 and is a wholly-owned subsidiary of Thinspace UK.

Our Products

We have developed the following integrated hardware and software products that all allow our customers secure access to centrally managed Desktops or Software Applications:

skyDesk - a simple management software solution for Microsoft remote desktop users.

skyGate – software solution that allows secure remote access to applications and data from outside of the corporate network.

skyView – provides access to applications or Windows desktops from a browser on any device, including iPad, iPhone or Android tablet or Smartphone.

skyDirect – a virtual desktop infrastructure (VDI) software solution that allows secure fast access to hosted virtual desktops.

skyPoint – A branded hardware thin client endpoint aimed for the enterprise and corporate market.

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

MARKET SIZE & TRENDS

The potential market for desktop virtualization, also known as thin client software solutions, was estimated to be $1.6 billion in 2014 and is expected to grow to $21 billion in 2018. This estimate is based on our knowledge of the market, research from ABI Research, IDC, and Gartner Research and interpretation of Microsoft’s and Citrix accounts.

Our product set has comparable functionality to Citrix. We believe our solution has greater speed and a simpler installation processes than some of our competitors. In addition, our low cost base enables us to offer ours products at a much lower competitive price than our competitors. Our maintenance cost for any potential customer is also substantially lower.

Through our network of distributors and resellers, we typically target medium size organizations with up to 1000 users. Citrix mainly target organizations with a larger number of users and consequently they are not currently a significant competitor to us.

Marketing

Our marketing plan focuses on key sales and marketing initiatives, many of which are internet based marketing strategies, which have proven results.  Our objective when undertaking these marketing activities is to generate as many “web downloads” and undertake as many “on line live demos” as possible, as these tend to secure more sales conversions than any other kind of lead.

We rebranded our website, www.thinspace.com, with a new look and feel and identity which was re-designed and optimized for search engines. We have incorporated social media strategies to build awareness and drive traffic to our new site. Our products are all freely downloadable as a fully functional 30 day evaluation.

Our chosen website marketing strategies are:

•	Website optimisation; inserting key words and phrases within our website, which when a prospect searches via various search engines, ensures that Propalms /Thinspace website is always presented to them.

•	Google Ad words; Pay-per-click advertising is becoming increasingly more available with web companies like Google and Overture and is very effective in driving people to the desired website. The most important issue with pay-per-click is to target the correct search phrase, include brand names and the like, but most importantly, they lead the browser through to a relevant web page and does not generate “bounce”.

•	Partner Sponsorship; There is a number of “Server Based Computing Industry” websites that are a valuable source of information for clients involved or interested in this kind of technology. These sites include www.brianmadden.com www.dabcc.com and www.MSTerminalservices.org . We will seek to have a presence on these sites in order to raise our profile considerably amongst industry professionals.

•	Website Language Localisation; Translate our website into as many languages as possible in order to show a “global” presence and courtesy to clients around the world. To coincide with worldwide domain extension registrations.

•	Website Design; Continual refresh and update of our website to ensure maximum return visits, retain customer/prospect interest and become a valuable source of information for both our customers and prospects.

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

SHOWS & EVENTS

In order for us to raise our profile within our market sectors it is important for us to be present at top industry shows as well as events co-hosted by our channel partners and technology partners.  It is our aim to be involved in as many of these as possible. These events include the following:

•	Microsoft; Our main industry technology partner hosts a number of events throughout the world on an on-going basis.
•	Infor; One of the world’s fastest growing ISV’s host annual conferences in the US.
•	VMWorld; The worlds’ largest trade show focussing on the virtualisation market space.
•	InfoSec; Infosecurity is a series of events across the globe, and the most comprehensive convergence of information security professionals. It addresses today’s strategic and technical issues in an unrivalled education programme and showcases the most diverse range of new and innovative products and services.
•	Partner Events; Our channel partners hold regular and ad hoc events promoting their products and services. We intend to attend and be part of as many of these events as possible, in many cases these events would have a “Thinspace Only” focus and would target both other channel partners/resellers and end users

PROMOTIONAL ITEMS & BROCHUREWARE

It is important for us to be able to provide our prospects with various promotional media, particularly at events and following up from other marketing activities.  These items include:

•	Product brochures and price lists.
•	Promotional items, such as pens, polo shirts, stress balls and other giveaways with our web address and logo on, used to keep the “Thinspace” name in front of our prospects.

Intellectual Property

The Company owns copyright on all its current range of products as well as ownership of domain names. The Company is considering the possibility of applying for patents on some on some of its software application development as well as future hardware design.

Competition

The market for Software-based computing (“SBC”) was started by and is dominated by Citrix which developed the first SBC product.  Citrix have continued to develop the product and the market from the late 1990s and have maintained their position as the major worldwide supplier.

There are now a small number of other providers who have followed Citrix into the SBC market but they do not appear to have gained any significant share. The key ones are referred to below.

•	Jetro Technologies Limited is a privately owned company based in Israel. They have a number of distributors but to date none of our distributors have reported any activity amongst their customers and prospective customers.

•	Ericom Software Limited is a publicly owned company based in Israel. They have recently developed a SBC software solution and as of now have not made any significant sales.

•	Hopto Inc based in California is a publicly traded company. They used to focus on selling their solution in the Unix market, to a very select group of customers. They have now changed direction in developing applications for mobile devices

•	Provision Networks Inc, based in U.S.A. They have recently been purchased by QUEST Software for an undisclosed amount.

•	Microsoft’s 2003, 2008 & 2012 Terminal Services Edition offers a thin client solution that can be sold in its own right and is most suitable for organizations with 5 to10 users running a single server.

Customers

During the year ended December 31, 2014 one customer, accounted for approximately 65% of our net revenues.

Research and Development

During the year ended December 31, 2014, we spent an estimated $500,000 on research and development costs. Our research and development takes place in Pune, India.

Employees

As of March 23, 2015 the Company employs a total of 5 full-time employees.

ITEM 1A.  RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the risks described below, together with the other information contained in this report before making a decision to purchase the Company’s securities. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

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

We will need additional funds to produce, market, and distribute our products.

We will have to spend additional funds to produce, market and distribute our products. If we cannot raise sufficient capital, we may have to cease operations.

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

The market for thin clients is highly competitive. Market participants are of various sizes, with various market shares and geographical reach, some of whom have access to substantially more sources of capital. We compete generally with major companies such as Citrix, Hopto, Ericom and 2X. As a result of both direct and indirect competition, our ability to successfully distribute, market and sell our products, and to gain sufficient market share in the United States to realize profits may be limited, and our business plan may not succeed.

Unfavorable general economic conditions in the United States could negatively impact our financial performance.

Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and demand for, our products in the United States. Lower demand for our products in the United States could reduce our profitability.

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

Despite significant testing by us and by current and potential customers, our products, especially new products or releases or acquired products, could contain errors. In some cases, these errors may not be discovered until after commercial shipments have been made. Errors in our products could delay the development or release of new products and could adversely affect market acceptance of our products. Additionally, our products depend on third-party products, which could contain defects and could reduce the performance of our products or render them useless. Because our products are often used in mission-critical applications, errors in our products or the products of third parties upon which our products rely could give rise to warranty or other claims by our customers, which may have a material adverse effect on our business, financial condition and results of operations .

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

Risks Related to the Company’s Common Stock

Because our common stock is not listed on any national securities exchange, investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is traded on the OTCQB it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange. These factors may have an adverse impact on the trading and price of our common stock.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted by the Securities and Exchange Commission.  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

As a result of the continuously adjustable conversion price feature of our convertible debt, our obligation to issue shares of common stock upon conversion of the debt is limitless, which will cause dilution to our existing stockholders.

As of the date of the filing of this report, we have total outstanding convertible debt in the principal amount of $2,585,931, convertible into common stock at varying discounts to the market price of our common stock. Our obligation to issue shares upon conversion of our convertible debt is essentially limitless. The number of shares of common stock issuable upon conversion of our convertible debt will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The continuously adjustable conversion price feature of our convertible debt may encourage investors to make short sales in our common stock, which could have a depressive effective on the price of our common stock, and make it more difficult for us to raise additional funds.

The downward pressure on the price of the common stock as holders of our convertible debt convert and sell material amounts of common stock could encourage short sales by investors. Short sales by investors could place further downward pressure on the price of the common stock. The holders of our convertible debt could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion of convertible debt, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock. Downward pressure on the price of our common stock from consecutive conversions could result in the investors receiving payment on the debt at successively lower conversion rates, thereby causing a successively greater dilution of our stockholders, and causing a downward spiraling effect on the price of our stock (a so-called “death spiral”).  A lower price of our stock would make it more difficult for us to raise additional funds.

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above under “Risk Factors,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report, except as required under applicable securities laws.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for a smaller reporting company.

ITEM 2. PROPERTIES

Our corporate offices are located at 12555 Orange Drive, Suite 216, Davie, Florida 33331.  We lease 100 square feet of space for $567 per month. The lease expires on December 31, 2015.

Our U.S. head office is located at 5535 South Williams Blvd, Suite 751, Port Orange, Florida 32128. We lease 2,300 sq feet for $2,500 per month. The lease expires on March 1, 2016. We terminated the lease as of 3/31/15.

Our U.S. sales office is located at 100 Crescent Court, Suite 7015, Dallas Texas 75201. We lease 84 square feet of space for $799 per month. The lease expires on July 31, 2015.

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

  ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock quoted on the OTCQB under the symbol “THNS.”

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High	Low
Quarter ended 03/31/13	$2.75	$1.19
Quarter ended 06/30/13	$2.09	$0.41
Quarter ended 09/30/13	$1.55	$0.30
Quarter ended 12/31/13	$0.36	$0.16
Quarter ended 03/31/14	$0.20	$0.92
Quarter ended 06/30/14	$0.15	$0.70
Quarter ended 09/30/14	$0.03	$0.22
Quarter ended 12/31/14	$0.12	$0.20

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 23, 2015, there were approximately 77 holders of record of the Company’s common stock.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for a smaller reporting company..

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Thinspace Technology is a hardware and software cloud computing company specifically focused on desktop virtualization. Our solutions deliver and manage centralized desktop computing from a pool of shared computing resources (‘the Cloud’) to the end users. This allows our customers secure access to centrally managed Desktops or Software Applications and to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office- simply and securely.

Thinspace Technology cloud computing solutions help IT and service providers build both private and public clouds, leveraging virtualization and networking technologies to deliver high-performance, elastic and cost-effective services for mobile workstyles.

Thinspace Technology products have been designed to suit the needs of all sizes of organizations from 5 to 50,000+ users. Customers have found our products to be easier to use, faster to implement and cheaper to maintain than other similar software, which is important to small and medium sized companies and governmental offices as well as large enterprise organizations that are looking to reduce their IT infrastructure costs. We market and license our products directly to systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.

Thinspace Technology Limited (formerly known as Propalms Ltd), our wholly-owned subsidiary which we acquired on December 31, 2013 (“Thinspace UK”) is a United Kingdom corporation founded on October 11, 2001 and launched sales in July 2005.

Thinspace Technology Ltd. (formerly known as Propalms International Ltd) is a Nevada corporation (“Thinspace US”) founded on 24 August, 2010 and is a wholly-owned subsidiary of Thinspace UK.

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

Use of Estimates - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Results of Operations

Year ended December 31, 2014 as compared to the Eleven Months ended December 31, 2013

Revenues

We currently derive our revenues from a number of software products that allow our customers secure access to centrally managed Desktops or Software Applications:

	skyDesk - a simple management software solution for Microsoft remote desktop users.
	skyGate – software solution that allows secure remote access to applications and data from outside of the corporate network.
	skyView – provides access to applications or Windows desktops from a browser on any device, including iPad, iPhone or Android tablet or Smartphone.
	skyDirect – a virtual desktop infrastructure (VDI) software solution that allows secure fast access to hosted virtual desktops.
	skyPoint – A branded hardware thin client endpoint aimed for the enterprise and corporate market.

Overall, our revenues were $6,266,895 for the year ended December 31, 2014 as compared to revenue of $1,509,286 for the eleven months ended December 31, 2013. Overall, our revenue increased 315% for the 2014 period as compared to the 2013 period. The increase is primarily attributable to the delivery of a large order during the 2014 period (representing approximately 61% of revenue) as well as the introduction of new products and the results of increased marketing activities. While we cannot be certain that we will maintain this type of growth, we are optimistic about the recurring revenue from our products.

Cost of revenue

Cost of revenue as a percent of revenue was 56% for the year ended December 31, 2014 and 46% for the eleven months ended December 31, 2013. Cost of goods sold consists of software development, purchased hardware and software costs and shipping costs. Cost of goods sold as a percentage of revenue varies based on the various costs incurred, relative to the timing of the recognition of revenue.

Operating expense

Operating expense increased 207% for the year ended December 31, 2014, to $6,152,945, compared to $2,006,939 for the eleven months ended December 31, 2013. Our costs have increased as we have initiated the Thinspace US operations and increased our marketing and other activities. Included in our operating expenses for the year ended December 31, 2014 is $1,250,000 of non-cash expense for stock- based compensation related to costs associated with consultants we have engaged to assist our company in its growth efforts. The balance of our other operating expenses includes salaries, consulting, marketing and general overhead expenses (including approximately $774,000 in other stock-based compensation for the 2014 period).

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Other income (expense):

We had income from the change in the fair value of our derivative liabilities of $3,084,115 during the year ended December 31, 2014 with no comparable income or expense for the 2013 period. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 7 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $328,186 during the year ended December 31, 2014, with no comparable item for the 2013 period. The gain on debt conversion resulted from the issuance of shares of common stock to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $8,326,802 during the year ended December 31, 2014 as compared with interest expense of $306,340 for the 2013 period. Interest expense during the 2014 period consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt, aggregating $6,360,649, and the expense associated with the price resets of certain of our derivative instruments, aggregating $1,033,365. The balance of the expense for the 2014 period relates to the amortization of debt discount and interest accrued on debt. The expense for the 2013 period relates to the amortization of debt discount and interest accrued on debt.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of December 31, 2014 we had approximately $136,000 in cash and cash equivalents and a working capital deficit of approximately $14,661,000 (resulting primarily from derivative liabilities aggregating approximately $12,174,000), as compared to cash and cash equivalents of approximately $341,000 and a working capital deficit of approximately $13,408,000 at December 31, 2013. Our recent sources of operating capital have been equity and debt financings, along with advances from related parties. In December 2013 we raised $100,000 from the sale of a convertible debenture and $672,000 from the sale of preferred stock (of which $472,000 was received in January 2014). We also received proceeds from convertible and other notes aggregating $1,841,000 during the year ended December 31, 2014.

Net Cash Provided by Operating Activities

We used $2,307,576 of cash in our operating activities during the year ended December 31, 2014 compared to $29,514 used by our operating activities for the eleven months ended December 31, 2013. We had an increase in net loss of $769,469 (after adjusting for non-cash expenses) and a decrease in deferred revenue.

Net Cash Used in Investing Activities

We used $18,217 for the purchase of furniture and equipment during the year ended December 31, 2014, with $36,450 used during the eleven months ended December 31, 2013.

Net Cash Provided by Financing Activities

During the year ended December 31, 2014, we received $472,000 from the sale of our preferred stock, $1,841,000 from the sale of notes and convertible debentures and $21,000 from stockholder advances. We repaid $90,263 of notes payable and repaid $117,270 of shareholder advances. During the eleven months ended December 31, 2013 we received $200,000 from the sale of our preferred stock and $100,000 from the sale of a convertible debenture. We received $9,848 pursuant to our recapitalization and also received net advances from related parties of $111,691. We repaid $12,748 of a note payable.

Financing Activities –

We presently do not have any available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding. We estimate that we will need additional capital of $2,000,000 for the 2015 fiscal year.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS

 INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets as of December 31, 2014 and December 31, , 2013	F-3
Consolidated Statements of Operations for the year ended December 31, 2014 and eleven month period ended December 31, 2013	F-4
Consolidated Statements of Changes in Stockholders' Deficit for the year ended December 31, 2014 and the eleven month period ended December 31, 2013	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2014 and the eleven month period ended December 31, 2013	F-6
Notes to Consolidated Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Thinspace Technology, Inc.

We have audited the accompanying balance sheets of Thinspace Technology, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. Thinspace Technology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Thinspace Technology, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Bedinger & Company

Concord, California

March 25, 2015

THINSPACE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

Assets

Current assets:
Cash and cash equivalents	$135,965	$341,031
Receivable from sale of preferred stock	-	472,000
Accounts receivable	158,329	291,728
Inventory	100,637	4,634
Prepaid expenses and other current assets	17,058	36,263

Total current assets	411,989	1,145,656

Fixed assets, net of accumulated depreciation of $73,396 and $60,312, respectively	31,272	31,325
Intangible assets, net of accumulated amortization of $489,221 and $454,416, respectively	142,799	194,743
Other assets	104,683	98,600

Total assets	$690,743	$1,470,324

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$1,627,641	$1,610,753
Income taxes payable	29,000	-
Deferred revenue	773,163	1,482,504
Loans and notes payable, current portion	469,400	74,800
Loans payable - related parties	-	117,348
Derivative liabilities	12,173,986	11,268,087
Total current liabilities	15,073,190	14,553,492

Deferred revenue, long term	202,826	73,897
Convertible notes payable, net of discount of $1,247,035 and $311,806, respectively	849,396	862,019
Loans payable	13,953	25,266

Total liabilities	16,139,365	15,514,674

Stockholders' deficit

Preferred stock, undesignated, authorized 49,253,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding	75	75
Preferred stock, Series C, authorized 672,000 shares, $0.001 par value,
672,000 shares issued and outstanding	672	672
Common stock authorized 500,000,000 shares, $0.001 par value,
98,381,445 and 82,819,694 shares issued and outstanding, respectively	98,381	82,820
Additional paid in capital	6,890,970	-
Accumulated deficit	(22,414,873)	(14,093,652)
Accumulated other comprehensive income (loss)	(23,847)	(34,265)
Total stockholders' deficit	(15,448,622)	(14,044,350)

Total liabilities and stockholders' deficit	$690,743	$1,470,324

The accompanying notes are an integral part of these consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED DECEMBER 31, 2014 AND THE ELEVEN MONTHS ENDED DECEMBER 31, 2013

	Year Ended	Eleven Months Ended
	December 31,	December 31,
	2014	2013

Revenues	$6,266,895	$1,509,286
Cost of goods sold	3,491,670	695,105

Gross profit	2,775,225	814,181

Operating expense:
Selling, general and administrative	6,071,016	1,931,873
Depreciation and amortization	81,929	75,066

Total operating expense	6,152,945	2,006,939

Loss from operations	(3,377,720)	(1,192,758)

Gain on change in fair value of derivative liability	3,084,115	-
Gain on conversion of debt	328,186	-
Interest (Expense) income	(8,326,802)	(306,340)

Loss before provision for income taxes	(8,292,221)	(1,499,098)

Provision for income taxes	29,000	-

Net loss	(8,321,221)	(1,499,098)
Preferred dividend	(7,500)	(2,363,797)

Net loss attributable to common shareholders	$(8,328,721)	$(3,862,895)

Basic and diluted loss per share	$(0.09)	$(0.05)

Weighted average shares outstanding,
Basic and diluted	94,339,117	80,207,843

Comprehensive income (loss):

Net loss	$(8,321,221)	$(1,499,098)
Foreign currency translation adjustments	10,418	(33,223)

Comprehensive loss	$(8,310,803)	$(1,532,321)

The accompanying notes are an integral part of these consolidated financial statements.

THINSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014 AND THE ELEVEN MONTH PERIOD ENDED DECEMBER 31, 2013

						Accumulated		Deficiency
	Preferred Stock		Common Stock		AdditionalPaid In	Other Comprehensive	Accumulated	in Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Equity

Balance, January 31, 2013, adjusted for recapitalization	-	$-	80,200,000	$80,200	$(79,566)	$(1,042)	$(454,968)	$(455,376)

Shares retained by Vanity shareholders
and effect of recapitalization	75,000	75	2,619,694	2,620	-	-	(10,464,589)	(10,461,894)

Sale of preferred stock	672,000	672	-	-	671,328	-	-	672,000

Contribution of inventory by related party	-	-	-	-	97,038	-	-	97,038

Deemed dividend - value of preferred derivative	-	-	-	-	(688,800)	-	(1,674,997)	(2,363,797)

Net loss	-	-	0	-	-	(33,223)	(1,499,098)	(1,532,321)

Balance, December 31, 2013	747,000	747	82,819,694	82,820	-	(34,265)	(14,093,652)	(14,044,350)

Shares issued for services	-	-	7,374,618	7,374	1,720,728	-	-	1,728,102

Stock based compensation	-	-	-	-	238,255	-	-	238,255

Shares issued upon conversion of debt	-	-	12,934,779	12,935	2,487,957	-	-	2,500,892

Restricted stock grant	-	-	200,000	200	(200)	-	-	-

Shares issued for domain name	-	-	25,000	25	20,475	-	-	20,500

Shares issued for payment of accrued salaries	-	-	277,354	277	76,614	-	-	76,891

Contribution to capital	-	-	-	-	17,391	-	-	17,391

Shares cancelled	-	-	(5,250,000)	(5,250)	5,250	-	-	-

Derivative liability reclassified to equity	-	-			2,332,000	-	-	2,332,000

Preferred stock dividend					(7,500)			(7,500)

Net loss	-	-	-	-	-	10,418	(8,321,221)	(8,310,803)

Balance, December 31, 2014	747,000	$747	98,381,445	$98,381	$6,890,970	$(23,847)	$(22,414,873)	$(15,448,622)

The accompanying notes are an integral part of these consolidated financial statements.

THINSPACE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2014 AND THE ELEVEN MONTH PERIOD ENDED DECEMBER 31, 2013

	Year Ended	Eleven Months Ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(8,321,221)	$(1,499,098)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	81,929	75,066
Amortization of prepaid stock based compensation	1,250,000	-
Stock based compensation	774,287	-
Gain on conversion of debt	(328,186)	-
Change in fair value of derivative liability	(3,084,115)	-
Amortization of debt discount	7,733,769	299,964
Changes in operating assets and liabilities:
Accounts receivable	126,234	(198,710)
Inventory	(96,003)	92,404
Prepaid expenses and other current assets	17,194	(32,916)
Other assets	(12,129)	(33,948)
Accounts payable and accrued expenses	81,058	275,922
Income taxes payable	29,000	-
Deferred revenue	(559,393)	991,802

Net cash (used in) provided by operating activities	(2,307,576)	(29,514)

Cash flows from investing activities:
Cash paid for fixed assets	(18,217)	(36,540)

Net cash used in investing activities	(18,217)	(36,540)

Cash flows from financing activities:
Proceeds from sale of preferred stock	472,000	200,000
Proceeds from notes payable	1,841,000	100,000
Cash acquired in recapitalization	-	9,848
Repayment of note	(75,000)	-
Repayment of loan	(15,263)	(12,748)
Advances from related parties	21,000	121,058
Repayments to related parties	(117,270)	(9,367)

Net cash provided by financing activities	2,126,467	408,791

Effect of exchange rate changes on cash	(5,740)	(9,305)

Net (decrease) increase in cash	(205,066)	333,432
Cash, beginning of period	341,031	7,599
Cash, end of period	$135,965	$341,031

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$281,301	$1,111

Non-cash investing and financing activities:
Fair value of common stock issued upon conversion of notes	$2,500,892	$-
Note payable converted to common stock	443,394	-
Accrued interest converted to common stock	38,708	-
Derivative liability reclassified to equity upon conversion of debt	2,437,999	-
Derivative liability reclassified to equity upon expiration of warrants	2,332,000	-
Derivative liability of debt issued	6,793,742	399,967
Derivative liability of conversion feature of preferred stock	-	2,363,797
Common stock issued as payment of prepaid consulting fees	1,250,000	-
Contribution of inventory	-	97,038

The accompanying notes are an integral part of these consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

The Company’s principal activity is the development and sale of network software. The company has a desktop virtualization solution suite, named skySpace, offering 5 key products:

•	skyDesk - a simple management software solution for Microsoft remote desktop users.
•	skyGate – software solution that allows secure remote access to applications and data from outside of the corporate network.
•	skyView – provides access to applications or Windows desktops from a browser on any device, including iPad, iPhone or Android tablet or Smartphone.
•	skyDirect – a virtual desktop infrastructure (VDI) software solution that allows secure fast access to hosted virtual desktops.
•	skyPoint – A branded hardware thin client endpoint aimed for the enterprise and corporate market.

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

BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

We have incurred a net loss of $8,321,221 for the year ended December 31, 2014. As of December 31, 2014 we have negative working capital of $14,661,201 and a stockholders’ deficit of $15,448,622. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at December 31, 2014.

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve.   The accounts receivable balances of $158,329 and $291,728 as of December 31, 2014 and 2013, respectively, do not included an allowance for doubtful accounts as the Company anticipates payment on all accounts within the next fiscal year. The Company routinely evaluates accounts receivable for uncollectible amounts.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities
Conversion and warrant derivative liabilities	-	-	12,173,986	12,173,986
Total Liabilities	$-	$-	$12,173,986	$12,173,986

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion and warrant derivative liabilities) for the year ended December 31, 2014.

2014
Balance at beginning of year	$11,268,087
Additions to derivative instruments	8,760,013
Change in fair value of derivative liabilities	(3,084,115)
Reclassification upon expiration of warrants	(2,332,000)
Reclassification upon conversion of debt	(2,437,999)
Balance at end of period	$12,173,986

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

CONCENTRATIONS OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers. At December 31, 2014, two customers accounted for 36% or more of accounts receivable. At December 31, 2013, two customers accounted for 35% or more of accounts receivable.

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank accounts is insured up to $250,000 at each institution. Cash held in UK bank accounts is insured up to £85,000 at December 31, 2014 (approximately $132,000 at December 31, 2014) at each institution for each entity.  At times, cash balances may exceed the insured limits. The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and preferred stock and the exercise of our stock warrants. There were 220,479,871 common share equivalents at December 31, 2014 and 165,140,070 at December 31, 2013, which have been excluded from the computation of the weighted average diluted shares.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2013 consolidated financial statements to conform to the current period presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

 Property and equipment consists of the following at December 31, 2014 and 2013:

	2014	2013

Office equipment and furniture	$104,668	$91,637
Accumulated depreciation	(73,396)	(60,312)
Carrying value	$31,272	$31,325

Depreciation expense for the year ended December 31, 2014 and the eleven months ended December 31, 2013 was $17,060 and $13,602, respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2014 and 2013:

	2014	2013

Developed technology	$611,520	$649,159
Domain name	20,500	-
	632,020	649,159
Accumulated amortization	(489,221)	(454,416)
Carrying value	$142,799	$194,743

Technology-based intangible assets included software to be sold, leased, or otherwise marketed.

Amortization expense for the year ended December 31, 2014 and the eleven months ended December 31, 2013 was $64,869 and $61,464, respectively. The Company estimates that they have no significant residual value related to the intangible assets subject to amortization. No material impairments of intangible assets were identified during any of the periods presented.

NOTE 5 – INVENTORY

Inventory at December 31, 2014 and 2013 consists of finish goods purchased hardware that is sold in connection with our software products.

During the eleven months ended December 31, 2013 we acquired inventory from a related party. We have valued this inventory at $97,038 and have recorded this amount as a contribution to capital.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

2014 Transactions

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

IBC Funds May 29, 2014 Financing

On May 29, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds pursuant to which the Company sold to IBC Funds an 8% convertible debenture in the principal amount of up to $617,500. The debenture matures on the third anniversary of the date of issuance and has terms substantially the same as the Greystone April 17, 2014 note. We have received a total of $450,000 pursuant to this debenture.

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

The conversion features of the debentures described above contain a variable conversion rate. As a result, we have classified the conversion features as derivative liabilities in the financial statements. Upon issuance, we have recorded conversion feature liabilities of $6,793,742. The value of the conversion feature liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rates of between 0.625 - 0.875%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 203% - 419%; and (4) expected lives of 1 - 3 years. The Company has allocated $1,366,000 to debt discount, to be amortized over the life of the debt, with the balance of $5,427,742 being charged to expense at issue.

During the year ended December 31, 2014, $443,394 of principal and $38,700 of accrued interest was converted into 12,934,779 shares of common stock. The Company has recorded income of $1,044,806 for the year ended December 31, 2014 related to the change in fair value of the conversion feature through the dates of conversion.

2013 Transactions

We were a party to a total of eighteen convertible notes aggregating an outstanding principal balance of $1,173,825 at December 31, 2013, with related accrued and unpaid interest of $209,972. Of these notes, sixteen notes, aggregating $1,073,825 of principal, are convertible at discounts to the market price of our common stock of 75% - 90%. Two notes, aggregating $100,000 principal balance, are convertible at a fixed conversion rate of $0.001 per share. The convertible notes, as amended, bear interest at a weighted average rate of 9% per year and mature in December of 2016. Debt discount of $311,806 will be amortized over the remaining lives of the related notes.

CP US Income Group LLC $100,000 Debenture

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

NOTE 7 –DERIVATIVE LIABILITIES

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

December 31, 2014:

Convertible Debentures and Debt Settlement Agreement

At December 31, 2014, we recalculated the fair value of the embedded conversion feature of our notes and debt settlement agreement subject to derivative accounting and have determined that their fair value at December 31, 2014 was $9,471,074. The value of the conversion liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.183% - 0.75%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 188% - 211% and (4) an expected life of 1 - 2.41 years. We recorded income of $2,492,643 during the year ended December 31, 2014 related to the change in fair value.

During the year ended December 31, 2014 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the year. These additions aggregated $932,907 for the year ended December 31, 2014, which has been charged to interest expense.

Convertible Preferred Stock

The conversion feature of our Series B preferred stock has been adjusted due to the subsequent issuance of debt. As a result, the conversion price is now $0.05 per share or an aggregate of 1,500,000 shares of the Company’s common stock. The Company has recorded income of $98 for the year ended December 31, 2014, related to the change in fair value of the conversion feature of the preferred stock through the date of adjustment. The Company has also recorded an expense of $74,976 for the year ended December 31, 2014 due to the increase in the fair value of the conversion feature as a result of the modification.

At December 31, 2014, we recalculated the fair value of the embedded conversion feature of our Series B and Series C preferred stock subject to derivative accounting and have determined that the fair value at December 31, 2014 was $2,702,912. The value of the conversion liabilities was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.273%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 203% and (4) an expected life of 1.05 years. We recorded income of $35,653 during the year ended December 31, 2014 related to the change in fair value.

Warrant Liabilities

The warrants with price reset features have been adjusted due to the subsequent issuance of convertible debt. As a result, those warrants totaled 8,700,000 with an exercise price of $0.05. The Company has recorded income of $21,915 for the year ended December 31, 2014 related to the change in fair value of the warrants through the date of adjustment. The Company has also recorded an expense of $958,388 for the year ended December 31, 2014 due to the increase in the fair value of the warrants as a result of the modifications.

During the year ended December 31, 2014 the 8,700,000 warrants expired. The Company has recorded expense of $511,000 for year ended December 31, 2014 related to the change in fair value of the warrants through the dates of expiration. At expiration the Company has reclassified an aggregate of $2,332,000 of derivative liability to equity.

Derivative liability activity for the year ended December 31, 2014 is summarized as follows:

	Balance at December 31, 2013	Additions	Modifications	Conversions	Reclassifications	Change in Value	Balance at December 31, 2014
Convertible notes, interest and debt settlement	$7,719,873	$7,726,649	$-	$(2,437,999)	$-	$(3,537,449)	$9,471,074
Convertible preferred stock	2,663,687		74,976			(35,751)	2,702,912
Warrant liabilities	884,527		958,388		(2,332,000)	489,085	-
	$11,268,087	$7,726,649	$1,033,364	$(2,437,999)	$(2,332,000)	$(3,084,115)	$12,173,986

December 31, 2013:

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

NOTE 8 – LOANS AND NOTES PAYABLE

Loan payable consisted of the following at December 31, 2014 and 2013:

	2014	2013

Bank loan payable	$23,353	$40,066
Demand loans payable	60,000	60,000
Notes payable	400,000	-
	483,353	100,066
Current portion	(469,400)	(74,800)
Long term portion	$13,953	$25,266

The Company is obligated under a bank loan bearing interest at a rate of 2.2% over the bank’s base rate, maturing in 2016.

The Company is obligated under a note payable in the amount of $10,000. The note bears interest at 10% per year and matured on December 31, 2013. This note remains outstanding at December 31, 2014.

The Company has received funds from an accredited investor, as a non-interest-bearing loan, without formal loan agreements and terms. The amounts received were $50,000, and were loaned as an accommodation to the Company. These advances remain outstanding at December 31, 2014.

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

NOTE 9 – LONG TERM DEBT

Long term debt at December 31, 2014 matures as follows:

Year ending December 31, 2016	$730,431
Year ending December 31, 2017	1,366,000
$2,096,431

NOTE 10 – LOANS PAYABLE – RELATED PARTY

Entities controlled by certain shareholders have provided short term working capital loans to the Company aggregating approximately $21,000 during 2014 which were settled in May 2014. The Company repaid approximately $119,000 of loans during the year ended December 31, 2014.

During May 2014 the Company settled all related party and related accrued interest through a lump sum payment. The excess of the liabilities over the payment, totaling $17,391, has been credited to paid in capital.

Short term working capital loans to the Company aggregated approximately $121,000 during the eleven months ended December 31, 2013. The loans bear a weighted average effective interest rate of 13.5%. The Company repaid approximately $9,000 in 2013.

Interest expense related to these loans of $4,062 and $5,264 has been recorded for the year ended December 31, 2014 and the eleven months ended December 31, 2013, respectively.

NOTE 11 – DEFERRED REVENUE

Deferred revenue consists of funds received in advance of services being performed. At December 31, 2014 and 2013 the deferred revenue balance consisted of the following:

	2014	2013

Deferred revenue due within one year	$773,163	$1,482,504
Deferred revenue due after one year	202,826	73,897
Carrying value	$975,989	$1,556,401

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

NOTE 12– RELATED PARTY TRANSACTIONS

An entity owned by certain of our shareholders provided management services to the Company. Fees incurred for the year ended December 31, 2014 and the eleven months ended December 31, 2013 were $0 and $277,940, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

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

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of December 31, 2014 and 2013, there were 98,381,445 and 82,819,694 shares of common stock issued and outstanding, respectively, after giving effect to the recapitalization.

During January 2014 we issued 5,000,000 shares of common stock, valued at $1,250,000, pursuant to a consulting agreement with a one year term. We have expensed the value of the shares during 2014. During December the consultant voluntarily had the shares cancelled.

During January 2014 we cancelled 250,000 shares of common stock which had been issued in July of 2012 as payment for consulting services, pursuant to the request of the consultant.

During the year ended December 31, 2014, we issued 12,934,779 shares of common stock upon the conversion of $443,394 of note principal and $38,700 of accrued interest.

Effective April 15, 2014 and April 30, 2014 we issued an aggregate of 277,354 shares of common stock to our former President as payment of accrued salary in the amount of $30,000. Such shares were issued pursuant to terms contained in his employment agreement. The shares had a value of $76,891.

During the year ended December 31, 2014 we issued an aggregate of 2,374,618 shares of common stock, valued at $478,103, for services.

During the year ended December 31, 2014 we issued 25,000 shares of common stock, valued at $20,500, as payment for a domain name.

During May 2014 we issued a stock grant to an employee in the amount of 200,000 shares of common stock, valued at $34,000. The grant vests upon the two year anniversary, on May 29, 2016. The expense will be recorded over that two year period. We have recorded an expense of $9,917 for the year ended December 31, 2014. We have estimated that $17,000 will be recognized during 2015 and $7,083 during 2016.

Options Outstanding

During May 2014 we granted an aggregate of 5,000,000 common stock options to an employee. The options will vest ratably over three years commencing on the grant date and vesting on each one year anniversary, 1,000,000 on May 29, 2015 and 2,000,000 on May 29, 2016 and 2017. The options have an exercise price of $0.17 per share and a term of five years. These options have a weighted average grant date fair value of $0.15 per option, determined using the Black-Scholes method based on the following weighted average assumptions: (1) risk free interest rate of 0.52%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 293%; and (4) an expected life of the options of 2.2 years. We have recorded an expense for the employee options of $228,338 for the year ended December 31, 2014.

At December 31, 2014 employee options outstanding totaled 5,000,000 with an exercise price of $0.17. At December 31, 2014 these options had an intrinsic value of $0 and a remaining contractual term of 4.4 years. None are exercisable at December 31, 2014. Compensation cost related to the unvested employee options not yet recognized is $533,717 at December 31, 2014. We have estimated that $313,211 will be recognized during 2015, $173,306 during 2016 and $47,201 during 2017.

Warrants Outstanding

At December 31, 2013 we had an aggregate of 4,306,932 common stock purchase warrants outstanding and exercisable. The warrants expired on various dates between April 5, 2014 and November 10, 2014. The warrants contained a price reset feature and were accounted for as derivative liabilities.

NOTE 14 - PROVISION FOR INCOME TAXES

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

At December 31, 2014 and 2013, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $1,945,000 and $529,000, respectively, which expire beginning in 2033. The net operating loss carryovers may be subject to limitations under Internal Revenue Code due to significant changes in the Company’s ownership. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

At December 31, 2014 and 2013, the Company had available for UK income tax purposes net operating loss carryovers of approximately $1,768,000 and $1,125,000, respectively, which can be carried forward indefinitely. The Company has provided a full valuation allowance against the  amount of UK unused net operating loss benefit, since  management believes that, based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

The income tax provision (benefit) consists of the following at December 31, 2014 and 2013:

	2014	2013
Federal:
Current	$25,000	$-
Deferred	(691,000)	(368,000)
	(666,000)	(368,000)

State and local:
Current	4,000	-
Deferred	(61,000)	(21,000)
	(57,000)	(21,000)

Change in valuation allowance	723,000	389,000

Income tax provision (benefit)	$-	$-

The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the year ended December 31, 2014 and the eleven months ended December 31, 2013 as follows:

	2014	2013
Statutory federal income tax rate	(34.0%)	(34.0%)
Statutory state and local income tax rate (6%), net of federal benefit	(4.0%)	(4.0%)
Foreign tax rate differentials	0.8%	4.5%
Derivative liabilities adjustments	19.7%	7.6%
Stock compensation adjustments	9.2%	-%
Change in valuation allowance	8.4%	25.9%
Effective tax rate	0.01%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset and liabilities result principally from the following at December 31, 2014 and 2013:

	2014	2013

Deferred tax assets:
Net operating loss carry forward	$1,239,000	$516,000
Less: valuation allowance	(1,239,000)	(516,000)
Net deferred tax asset	$-	$-

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASE

We currently occupy office space pursuant to various short term leases expiring in 2015.

Rent expense for the year ended December 31, 2014 and the eleven months ended December 31, 2013 was $98,843 and $153,507, respectively.

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

NOTE 16 - SUBSEQUENT EVENTS

LG CAPITAL $137.5K FINANCING

On March 20, 2015, The “Company entered into and closed a securities purchase agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which the Company issued and sold to LG Capital an 8% convertible redeemable note in the principal amount of $137,500 (the “LG Note”) for a purchase price of $131,250. The LG Note is convertible into the Company’s common stock at a conversion price equal to 70% of the average of the 5 lowest closing prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company. Repayment of the LG Note is due one year from the date of issuance.

ICONIC HOLDINGS $50K FINANCING

On March 23, 2015, the Company entered into and closed a securities purchase agreement with Iconic Holdings, LLC (“Iconic”), pursuant to which the Company issued and sold to Iconic a 6% convertible debenture in the principal amount of $50,000 (the “Iconic Debenture”) for a purchase price of $50,000. The Iconic Debenture is convertible into the Company’s common stock at a conversion price equal to 70% of the average of the five lowest trading prices for the common stock during the twenty trading day period ending on the last complete trading day prior to the conversion date. Repayment of the Iconic Debenture is due one year from the date of issuance.

BLACK MOUNTAIN $105K FINANCING

On March 23, 2015, the Company entered into, and on March 25, 2015, the Company closed a securities purchase agreement with Black Mountain Equities, Inc. (“Black Mountain”), pursuant to which the Company sold to Black Mountain a 10% convertible note in the principal amount of $105,000 (the “Black Mountain Note”) for a purchase price of $100,000. The Black Mountain Note is convertible into the Company’s common stock at a conversion price equal to the lesser of (a) $0.17 or (b) 70% of the average of the three lowest closing bids occurring during the twenty consecutive trading days immediately preceding the applicable conversion date. Repayment of the Black Mountain Note is due two years from the date of issuance.

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

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive and financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, to allow timely decisions regarding required disclosure, due to the material weaknesses in our internal control over financial reporting discussed below.

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

Management, with the participation of our Chief Executive Officer, have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of December 31, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  ITEM 9B. OTHER INFORMATION

None

  PART III

ITEM 10. DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors. Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

Name	Position	Age
J. Christopher Bautista	Chief Executive Officer and Director	44
Michael Brodsky	Director	44
Scott Weiselberg	Director	44

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jay Christopher Bautista – Chief Executive Officer and Director Mr. Bautista, has served as Chief Executive Officer and Director of the Company since May 29, 2014. From January 2011 to May 2014, Mr. Bautista served as a Principal of Infosys Limited, conducting technology and strategy consulting and systems integration. From July 2010 to January 2011, Mr. Bautista served as a Client Service Manager for Enterprise Mobile. Prior to his position at Enterprise Mobile, he served as Senior Manager at inCode Telecom, a technology and strategy consulting company, from June 2007 to September 2009. Mr. Bautista holds a Bachelor of Science from Miami University and an MBA with honors from Southern Methodist University. Mr. Baustista’s experience in executive management and as a strategic advisor gives him the qualifications and skill to serve as a director.

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

Scott Weiselberg – Director

Mr. Weiselberg has been director of the Company since May 29, 2014 having previously served on the Board from February 15, 2012 until December 31, 2013. Mr. Weiselberg has been a shareholder of the Kopelowitz Ostrow Firm, P.A., a law firm based in Fort Lauderdale, Florida since 2007 and a partner since March 2003. Mr. Weiselberg is a member of the Florida Bar, United States District Court for the Southern District of Florida, the Broward County Bar Association, American Bar Association, and serves as a member on several Florida Bar committees including, but not limited to, the Florida Bar’s Grievance Committee in Broward County. Mr. Weiselberg received his Bachelor of Science and Business Administration from the University of Georgia in 1992 and Juris Doctorate from Nova Southeastern University in 1997. The Company believes Mr. Weiselberg’s legal background gives him the qualifications and skill to serve as a director

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. These roles are not currently combined, with Mr. Bautista serving as Chief Executive Officer and the position of of Chairman open.

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

Board Committees

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of the issued and outstanding shares of our common stock to file reports of initial ownership of common stock and other equity securities and subsequent changes in that ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except as set forth below.

Michael Brodsky filed a late Form 4, as a result of which one transaction was not reported on a timely basis.

Robert Zysblat filed a late Form 4, as a result of which one transaction was not reported on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of Thinspace Technology’s   principal executive officers. No other officer of Thinspace Technology received compensation in excess of $100,000 for our last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Change in Pension
Value &
						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Period	($)	($)	($)	($)	(S)	($)	($)	($)
Jay Christopher Bautista, CEO	Year ended December 31, 2014	111,971	-	34,000(1)	533,717(2)	-	-	-	679,688

Owen Dukes, Former CEO (3)	Year ended December 31, 2014	-	-	-	-	-	-	-	-
	Eleven months ended December 31, 2013 (5)	-	-	-	-	-	-	-	-

Robert Zysblat, Former President (4)	Year ended December 31, 2014	-	-	-	-	-	-	-	-
	Eleven Months ended December 31, 2013 (5)	-	-	-	-	-	-	-	-

(1)	On May 29, 2014 Mr. Bautista was granted 200,000 shares of common stock with a substantial right of forfeiture as follows: The Employee cannot transfer the shares and must return all shares to the Employer if he terminates employment within two years from date of issuance.
(2)	On May 29, 2014 Mr. Bautista was awarded an Option to purchase 5,000,000 shares of common stock vesting over a three year period.
(3)	Mr. Dukes was appointed CEO of the Company on December 31, 2013 and resigned on May 29, 2014.
(4)	Mr. Zysblat was appointed President and Chairman of the Company on December 31, 2013 and resigned on May 29, 2014.
(5)	An entity owned by Mr. Dukes and Zysblat provided management services to the Company. Fees incurred for the eleven months ended December 31, 2013 was $277,940.

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2013 awarded to, earned by or paid to Vanity’s executive officers.

Change in Pension
Value &
						Non-Equity	Non-qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	(S)	($)	($)	($)
Philip Ellett, Former CEO	2013	28,000						-	28,000

(1) Mr. Ellett was appointed CEO, CFO and Chairman of the Company on October 9, 2012 and resigned on December 31, 2013.

Employment Agreements

On May 29, 2014 the Company entered into an employment agreement (the “Bautista Employment Agreement”) with Jay Christopher Bautista to serve as Chief Executive Officer (CEO). The Agreement has an initial term of three years. Pursuant to the Bautista Employment Agreement, the Company agreed to pay Mr. Bautista an annual salary of $185,000, and issued to Mr. Bautista (i) 200,000 shares of common stock, which must be returned to the Company if Mr. Bautista terminates employment with the Company within two years from the date of issuance; and (ii) an option to purchase 5,000,000 shares of common stock with an exercise price at the closing trading price as of the date employment begins, which will vest as follows: 1,000,000 shares after 12 months of employment, 2,000,000 shares after 24 months of employment and 2,000,000 shares after 36 months of employment. Upon a change of control, merger or acquisition involving the Company, 50% of the unvested stock options will accelerate their vesting schedule and become exercisable.

On December 31, 2013 the Company entered into an employment agreement (the “Dukes Agreement”) with Owen Dukes to serve as Chief Executive Officer (CEO) The Agreement had an initial term of five years.  The base salary under the Dukes Agreement was an annual gross salary of $180,000. Mr. Dukes resigned as Chief Executive Officer on May 29, 2014.

On December 31, 2013 the Company entered into an employment agreement (the “Zysblat Agreement”) with Robert Zysblat to serve as President and Chairman of the Board.  The Zysblat Agreement had an initial term of five years.  The base salary under the Zysblat Agreement was an annual gross salary of $180,000. Mr. Zysblat resigned as President on May 29, 2014.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The following table sets forth compensation paid to our directors in 2014, excluding compensation included in the summary compensation table above;

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)		Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Jay Christopher Bautista	0	0		0	0	0	0	0
Scott Weiselberg	0	0		0	0	0	0	0

Michael Brodsky	$0	$19,000(1)	$		0	0	0	$19,000
Owen Dukes	$0	$0		$0	0	0	0	$0

Robert Zysblat	$0	$0		$0	0	0	0	$0

(1) Represents grant of 100,000 shares of common stock.

Risk Management

The Company does not believe risks arising from its compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 23, 2015 with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the shareholder’s name.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Jay Christopher Bautista	200,000	*
Scott Weiselberg	100,000	*
Michael Brodsky (2)	65,377,354	66.5%
CP US Income Group, LLC	7,000,000	7.1%
IBC Equity Holdings, Inc.	5,000,000	5.1
Thalia Woods Management, Inc. (3)	65,277,354	66.4
All officers and directors as a group (3 persons)	65,577,354	66.8%

* Less than 1%.

(1) Percentage of ownership is based on 98,381,445 shares of common stock issued and outstanding as of March 23, 2015.

(2) Includes 65,277,354 shares held by Thalia Woods Management, Inc. Mr. Brodsky has sole voting and dispositive power over the shares held by Thalia Woods Management, Inc.

(3) Michael Brodsky has sole voting and dispositive power over the shares held by Thalia Woods Management, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

Scott Weiselberg is independent as term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On October 28, 2013, the Company dismissed Kabani & Company, Inc. (“Kabani”), as its independent registered public accounting firm. The Company’s Board of Directors appointed Bedinger & Company (“Bedinger”) as its independent registered public accounting firm, effective as of October 28, 2013.

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

The aggregate fees billed to us by Bedinger for professional services rendered during the years ended December 31, 2014 and 2013 respectively in connection with their audits of our December 31, 2014 and 2013 consolidated financial statements and reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services as audit fees, audit-related fees, tax fees and all other fees are set forth in the table below:

Fee Category	Year ended December 31, 2013		Year ended December 31, 2014

Audit fees (1)	$20,000		$42,982
Audit-related fees (2)	$-	$
Tax fees (3)	$-	$
All other fees (4)	$-	$
Total fees	$20,000		$42,982

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

ITEM 15. EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger and Reorganization (filed as exhibit to 8-K filed with the SEC on January 7, 2014 and incorporated herein by reference).
3.1	Certificate of Incorporation (filed as exhibit to Form 10-SB filed with the SEC on March 26, 2007 and incorporated herein by reference).
3.2	Certificate of Designation of Series A Convertible Preferred Stock (filed as exhibit to 8-K filed with the SEC on January 6, 2011 and incorporated herein by reference).
3.3	Certificate of Designation of Series B Convertible Preferred Stock (filed as exhibit to 8-K filed with the SEC on July 19, 2011 and incorporated herein by reference).
3.4	Certificate of Designation of Series C Convertible Preferred Stock (filed as exhibit 8-K filed with the SEC on January 7, 2014.
3.5	Certificate of Amendment to Certificate of Incorporation (filed as exhibit to 8-K filed with the SEC on July 19, 2011 and incorporated herein by reference).
3.6	By-laws (filed as exhibit to 10-SB filed with the SEC on March 26, 2007 and incorporated herein by reference).
10.1	Employment Agreement, dated December 31, 2013 between the Company and Owen Dukes
10.2	Employment Agreement, dated December 31, 2013 between the Company and Robert Zysblat
10.3	Securities Purchase Agreement, dated December 31, 2013, between the Company and the Investor named therein (incorporated by reference to 8-K filed on January 7, 2014).
10.4	8% Convertible Debenture, dated December 31, 2013 (incorporated by reference to 8-K filed on January 7, 2014).
10.5	10% Convertible Debenture, dated July 29, 2010 (incorporated by reference to 8-K filed on August 3, 2010).
10.6	8% Convertible Debenture, dated May 30, 2012 (incorporated by reference to 8-K filed on June 6, 2012).
10.7	10% Convertible Debenture, dated October 26, 2012 (incorporated by reference to 8-K filed on November 13, 2012).
10.8	8% Convertible Debenture, dated February 21, 2014 (incorporated by reference to 10-K filed on March 31, 2014).
10.9	8% Convertible Debenture, dated March 21, 2014 (incorporated by reference to 10-K filed on March 31, 2014).
10.10	8% Convertible Debenture, dated March 21, 2014 (incorporated by reference to 10-K filed on March 31, 2014).
10.11	8% Convertible Debenture, dated March 26, 2014 (incorporated by reference to 10-K filed on March 31, 2014).
10.12	Form of Securities Purchase Agreement, dated February 21, 2014, March 21, 2014 and March 26, 2014 (incorporated by reference to 10-K filed on March 31, 2014)
10.13	Facility Letter (incorporated by reference to 8-K filed on April 11, 2014).
10.14	Stock Purchase Agreement (incorporated by reference to 8-K filed on April 11, 2014).
10.15	Debenture (incorporated by reference to 8-K filed on April 11, 2014).
10.16	Guaranty and Indemnity (incorporated by reference to 8-K filed on April 11, 2014).
10.17	Securities Purchase Agreement by and between Thinspace Technology, Inc. and CP US Income Group, LLC, dated May 29, 2014 (incorporated by reference to 8-K filed on June 4, 2014).
10.18	Debenture, dated May 29, 2014, issued to CP US Income Group, LLC (incorporated by reference to 8-K filed on June 4, 2014).
10.19	Securities Purchase Agreement by and between Thinspace Technology, Inc. and Greystone Capital Partners, Inc., dated May 29, 2014 (incorporated by reference to 8-K filed on June 4, 2014).
10.20	Debenture, dated May 29, 2014, issued to Greystone Capital Partners, Inc. (incorporated by reference to 8-K filed on June 4, 2014).
10.21	Securities Purchase Agreement by and between Thinspace Technology, Inc. and IBC Funds LLC, dated May 29, 2014 (incorporated by reference to 8-K filed on June 4, 2014).
10.22	Debenture, dated May 29, 2014, issued to IBC Funds LLC (incorporated by reference to 8-K filed on June 4, 2014).
10.23	Termination Agreement by and between Thinspace Technology, Inc. and Robert Zysblat, dated May 29, 2014 (incorporated by reference to 8-K filed on June 4, 2014).
10.24	Termination Agreement by and between Thinspace Technology, Inc. and Owen Dukes, dated May 29, 2014 (incorporated by reference to 8-K filed on June 4, 2014).
10.25	Employment Agreement by and between Thinspace Technology, Inc. and Jay Christopher Bautista, dated May 29, 2014 (incorporated by reference to 8-K filed on June 4, 2014).
10.26	Firmware NPA (incorporated by reference to 8-K filed on October 15, 2014).
10.27	Firmware Note (incorporated by reference to 8-K filed on October 15, 2014).
10.28	VAR NPA (incorporated by reference to 8-K filed on October 15, 2014).
10.29	VAR Note (incorporated by reference to 8-K filed on October 15, 2014).
10.30	VAR Security Agreement (incorporated by reference to 8-K filed on October 15, 2014).
10.31	Security Agreement Rider (incorporated by reference to 8-K filed on October 15, 2014).
10.32	Firmware Security Agreement (incorporated by reference to 8-K filed on October 15, 2014).
10.33	LG SPA (incorporated by reference to 8-K filed on March 26, 2015).
10.34	LG Note (incorporated by reference to 8-K filed on March 26, 2015).
10.35	Iconic SPA (incorporated by reference to 8-K filed on March 26, 2015).
10.36	Iconic Debenture (incorporated by reference to 8-K filed on March 26, 2015).
10.37	Black Mountain SPA (incorporated by reference to 8-K filed on March 26, 2015).
10.38	Black Mountain Note (incorporated by reference to 8-K filed on March 26, 2015).
16	Letter from Kabrani & Company, Inc. (filed as exhibit to 8-K filed with the SEC on November 4, 2013 and incorporated herein by reference).
21	Subsidiaries: Thinspace Technology Ltd. (United Kingdom corporation) Thinspace Technology, Ltd (Nevada corporation)
31.1	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of principal executive and financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THINSPACE TECHNOLOGY, INC.

Dated: March 31, 2015	By:	/s/ Jay Christopher Bautista
Name:Jay Christopher Bautista
Title: Chief Executive Officer (principal executive, financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jay Christopher Bautista	Chief Executive Officer, Director	March 31 , 2015
Jay Christopher Bautista	(principal executive, financial and accounting officer)

/s/ Scott Weiselberg	Director	March 31, 2015
Scott Weiselberg

/s/ Michael Brodsky	Director	March 31, 2015
Michael Brodsky

