Form 10-Q
period 2015-03-31
Thinspace Technology, Inc.
filed 2015-05-15
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-52524

THINSPACE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2114545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12555 Orange Drive, Suite 216 Davie, FL	33331
(Address of principal executive offices)	(zip code)

(786) 763-3830
(Registrant's telephone number, including area code)

5535 S. Williamson Blvd, Unit 751 Port Orange, FL 32128
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 104,488,675 shares of common stock are issued and outstanding as of May 12, 2015.

1

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$166,191	$135,965
Accounts receivable	516,016	158,329
Inventory	95,703	100,637
Prepaid expenses and other current assets	7,009	17,058
Total current assets	784,919	411,989
Fixed assets, net of accumulated depreciation of $75,133 and $73,396, respectively	25,737	31,272
Intangible assets, net of accumulated amortization of $481,837 and $489,221, respectively	122,701	142,799
Other assets	101,178	104,683
Total assets	$1,034,535	$690,743
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$2,089,488	$1,627,641
Income taxes payable	29,000	29,000
Deferred revenue	673,697	773,163
Loans and notes payable, current portion	478,837	469,400
Convertible notes payable, net of discount of $243,647 and $0, respectively	317,284	-
Derivative liabilities	12,142,152	12,173,986
Total current liabilities	15,730,458	15,073,190
Deferred revenue, long term	190,903	202,826
Convertible notes payable, net of discount of $1,380,201 and $1,247,035, respectively	714,796	849,396
Loans payable	-	13,953
Total liabilities	16,636,157	16,139,365
Stockholders' deficit
Preferred stock, undesignated, authorized 49,253,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding	75	75
Preferred stock, Series C, authorized 672,000 shares, $0.001 par value,
672,000 shares issued and outstanding	672	672
Common stock authorized 500,000,000 shares, $0.001 par value,
98,381,445 shares issued and outstanding	98,381	98,381
Additional paid in capital	6,991,204	6,890,970
Accumulated deficit	(22,684,907)	(22,414,873)
Accumulated other comprehensive income (loss)	(7,047)	(23,847)
Total stockholders' deficit	(15,601,622)	(15,448,622)
Total liabilities and stockholders' deficit	$1,034,535	$690,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$790,306	$784,608
Cost of goods sold	362,266	115,679

Gross profit	428,040	668,929

Operating expense:
Selling, general and administrative	996,859	1,188,574
Depreciation and amortization	19,629	19,784

Total operating expense	1,016,488	1,208,358

Loss from operations	(588,448)	(539,429)

Gain (loss) on change in fair value of derivative liability	1,171,320	(21,752,944)
Gain on conversion of debt	-	155,129
Interest expense	(852,906)	(3,784,885)

Loss before provision for income taxes	(270,034)	(25,922,129)

Provision for income taxes	-	-

Net loss	(270,034)	(25,922,129)
Preferred dividend	(1,875)	(1,875)

Net loss attributable to common shareholders	$(271,909)	$(25,924,004)

Basic and diluted loss per share	$(0.00)	$(0.29)

Weighted average shares outstanding,
Basic and diluted	98,381,445	89,934,196

Comprehensive loss:

Net loss	$(270,034)	$(25,922,129)
Foreign currency translation adjustments	16,800	(7,097)

Comprehensive loss	$(253,234)	$(25,929,226)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(270,034)	$(25,922,129)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	19,629	19,784
Amortization of prepaid stock based compensation	-	312,500
Stock based compensation	102,109	-
Gain on conversion of debt	-	(155,130)
Change in fair value of derivative liability	(1,171,320)	21,752,944
Amortization of debt discount	773,920	3,756,944
Changes in operating assets and liabilities:
Accounts receivable	(371,145)	75,032
Inventory	4,934	(10,579)
Prepaid expenses and other current assets	9,735	(291,830)
Other assets	(934)	(7,000)
Accounts payable and accrued expenses	481,228	(55,835)
Deferred revenue	(97,294)	(336,334)

Net cash used in operating activities	(519,172)	(861,633)

Cash flows from investing activities:
Cash paid for fixed assets	-	(3,748)

Net cash used in investing activities	-	(3,748)

Cash flows from financing activities:
Proceeds from sale of preferred stock	-	472,000
Proceeds from notes payable	640,650	300,000
Repayments of notes payable	(92,400)	-
Repayment of loan	(3,543)	(3,735)
Payment of accrued preferred dividends	(1,800)	-
Repayments to related parties	-	(38,900)

Net cash provided by financing activities	542,907	729,365

Effect of exchange rate changes on cash	6,491	(5,928)

Net increase (decrease) in cash	30,226	(141,944)
Cash, beginning of period	135,965	341,031
Cash, end of period	$166,191	$199,087

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$17,475	$334

Non-cash investing and financing activities:
Derivative liability of debt issued	$1,139,486	$2,729,757
Fair value of common stock issued upon conversion of notes	-	1,012,968
Note payable converted to common stock	-	191,184
Accrued interest converted to common stock	-	11,410
Derivative liability reclassified to equity upon conversion of debt	-	1,012,880
Common stock issued as payment of prepaid consulting fees	-	1,250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

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

Our operating subsidiaries are Thinspace Technology Ltd (“Thinspace UK”), organized and operating in the United Kingdom, and Thinspace Technology Ltd. (“Thinspace US”), a Nevada corporation formed on August 24, 2010 and operating in the states of Florida and Texas.

BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

We have incurred a net loss of $270,034 for the three months ended March 31, 2015. As of March 31, 2015 we have negative working capital of $14,945,539 and a stockholders’ deficit of $15,601,622. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at March 31, 2015.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of Thinspace Technology, Inc. and its wholly-owned subsidiaries, Thinspace UK and Thinspace US. All material inter-company accounts and transactions have been eliminated.

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve.   The accounts receivable balances of $516,016 and $158,329 as of March 31, 2015 and December 31, 2014, respectively, do not include an allowance for doubtful accounts as the Company anticipates payment on all accounts within the next fiscal year. The Company routinely evaluates accounts receivable for uncollectible amounts.

REVENUE RECOGNITION

The Company is party to certain volume licensing arrangements that include a perpetual license for current products combined with rights to receive unspecified future versions of software products, which the Company has determined are additional software products and are therefore accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the coverage period. Arrangements that include term based licenses for current products with the right to use unspecified future versions of the software during the coverage period are also accounted for as subscriptions, with revenue recognized ratably over the coverage period.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Conversion derivative liabilities	$-	$-	$12,142,152	$12,142,152
Total Liabilities	$-	$-	$12,142,152	$12,142,152

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion and warrant derivative liabilities) for the three months ended March 31, 2015.

2015
Balance at beginning of year	$12,173,986
Additions to derivative instruments	1,139,486
Change in fair value of derivative liabilities	(1,171,320)
Balance at end of period	$12,142,152

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

CONCENTRATIONS OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers. At March 31, 2015, one customer accounted for 77% of accounts receivable.

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank accounts is insured up to $250,000 at each institution. Cash held in UK bank accounts is insured up to £85,000 (approximately $126,000 at March 31, 2015) at each institution for each entity.  At times, cash balances may exceed the insured limits. The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

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

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and preferred stock and the exercise of our stock warrants. There were 290,158,353 common share equivalents at March 31, 2015 and 171,022,597 at March 31, 2014, which have been excluded from the computation of the weighted average diluted shares.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

IBC Funds 2015 Financings

During January and February of 2015 the Company received additional funds, aggregating $167,000, pursuant to a Securities Purchase Agreement with IBC Funds, LLC (“IBC Funds”) dated May 29, 2014 in which the Company sold to IBC Funds an 8% convertible debenture in the principal amount of up to $617,500. The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. IBC Funds may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions. A total of $617,000 has been received pursuant to this debenture.

During March 2015 the Company received additional funds, aggregating $100,000, pursuant to a Securities Purchase Agreement originally entered into with Greystone Capital Partners, Inc. (“Greystone”) dated May 29, 2014 in which the Company sold to Greystone Funds an 8% convertible debenture in the principal amount of up to $617,500. Greystone has assigned $100,000 of this debenture to IBC Funds. The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per annum, payable semi-annually and on the maturity date. IBC Funds may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions. A total of $156,000 has been received pursuant to this debenture, $100,000 from IBC Funds in 2015 and $56,000 from Greystone in 2014.

LG Capital March 19, 2015 Financing

On March 20, 2015, the Company entered into and closed a securities purchase agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which the Company issued and sold to LG Capital an 8% convertible redeemable note in the principal amount of $137,500 for a purchase price of $131,250. The note matures on the one year anniversary of the date of issuance and bears interest a rate of 8% per annum, payable on the maturity date. LG Capital may convert, at any time, the outstanding principal and accrued interest on the note into shares of the Company’s common stock, at a conversion price equal to 70% of the average of the 5 lowest closing prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

Iconic Holdings March 23, 2015 Financing

On March 23, 2015, the Company entered into and closed a securities purchase agreement with Iconic Holdings, LLC (“Iconic”), pursuant to which the Company issued and sold to Iconic a 6% convertible debenture in the principal amount of $50,000 for a purchase price of $50,000. The note matures on the one year anniversary of the date of issuance and bears interest a rate of 6% per annum, payable on the maturity date. Iconic may convert, at any time, the outstanding principal and accrued interest on the note into shares of the Company’s common stock, at a conversion price equal to 70% of the average of the 5 lowest closing prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

Black Mountain March 23, 2015 Financing

On March 23, 2015, the Company entered into, and on March 25, 2015, the Company closed a securities purchase agreement with Black Mountain Equities, Inc. (“Black Mountain”), pursuant to which the Company sold to Black Mountain a 10% convertible note in the principal amount of $105,000 for a purchase price of $100,000. The note matures on the two year anniversary of the date of issuance and bears interest a rate of 10% of principal, payable on the maturity date. Black Mountain may convert, at any time, the outstanding principal and accrued interest on the note into shares of the Company’s common stock, at a conversion price equal to the lesser of (a) $0.17 or (b) 70% of the average of the three lowest closing bids occurring during the twenty consecutive trading days immediately preceding the applicable conversion date.

The conversion features of the debentures described above contain a variable conversion rate. As a result, we have classified the conversion features as derivative liabilities in the financial statements. Upon issuance, we have recorded conversion feature liabilities of $993,260. The value of the conversion feature liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rates of between 0.265 - 0.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 168% - 210%; and (4) expected lives of 1 - 2 years. The Company has allocated $546,077 to debt discount, to be amortized over the life of the debt, with the balance of $447,183 being charged to expense at issue.

NOTE 4 –DERIVATIVE LIABILITIES

The Company has identified certain embedded derivatives related to its convertible debentures, convertible preferred stock and a debt purchase agreement. Since certain of the debentures, the preferred stock and the debt settlement agreement are convertible into a variable number of shares, the conversion features of those debentures are recorded as derivative liabilities. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to adjust to fair value as of each subsequent balance sheet date.

Convertible Debentures and Debt Settlement Agreement

At March 31, 2015, we recalculated the fair value of the embedded conversion feature of our notes and debt settlement agreement subject to derivative accounting and have determined that their fair value at March 31, 2015 was $9,739,180. The value of the conversion liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.265% - 0.50%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 168% - 214% and (4) an expected life of 1 - 2.16 years. We recorded income of $830,970 during the three months ended March 31, 2015 related to the change in fair value.

During the three months ended March 31, 2015 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $146,226 for the three months ended March 31, 2015, which has been charged to interest expense.

Convertible Preferred Stock

At March 31, 2015, we recalculated the fair value of the embedded conversion feature of our Series B and Series C preferred stock subject to derivative accounting and have determined that the fair value at March 31, 2015 was $2,365,679. The value of the conversion liabilities was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.265%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 170% and (4) an expected life of 1.03 years. We recorded income of $337,233 during the three months ended March 31, 2015 related to the change in fair value.

Derivative liability activity for the three months ended March 31, 2015 is summarized as follows:

	Balance at December 31, 2014	Additions	Modifications	Conversions	Reclassifications	Change in Value	Balance at March 31, 2015
Convertible notes, interest and debt settlement	$9,471,074	$1,139,486	$-	$-	$-	$(834,087)	$9,776,473
Convertible preferred stock	2,702,912	-	-	-	-	(337,233)	2,365,679
	$12,173,986	$1,139,486	$-	$-	$-	$(1,171,320)	$12,142,152

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, with par value of $0.001 per share, and 672,000 shares have been designated as Series C Convertible preferred stock. There were 75,000 Series B shares and 672,000 Series C shares issued and outstanding as of March 31, 2015.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of March 31, 2015 and December 31, 2014, there were 98,381,445 shares of common stock issued and outstanding.

During May 2014 we issued a stock grant to an employee in the amount of 200,000 shares of common stock, valued at $34,000. The grant vests upon the two year anniversary, on May 29, 2016. The expense will be recorded over that two year period. We have recorded an expense of $4,250 for the three month ended March 31, 2015.

Options Outstanding

We have recorded an expense for employee options of $97,859 for the three months ended March 31, 2015.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEASE

We currently occupy office space pursuant to various short term leases expiring in 2015.

Rent expense for the three months ended March 31, 2015 and 2014 was $20,458 and $37,283, respectively.

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

NOTE 7 - SUBSEQUENT EVENTS

Common Shares Issued

During the month of April 2015, we issued 4,509,112 shares of common stock upon the conversion of $106,000 of note principal and $16,534 of accrued interest.

During the month of May 2015, we issued 1,598,120 shares of common stock upon the conversion of $15,000 of note principal and $7,022 of accrued interest.

Debt Financings

On April 6, 2015, the Company issued and sold to RDW Capital , LLC (“RDW”) a 6% convertible debenture in the principal amount of $105,000 for a purchase price of $100,000. The debenture is convertible into the Company’s common stock at a conversion price equal to 65% of the average of the 3 lowest closing prices of the common stock for the twenty trading days prior to conversion. Repayment of the debenture is due one year from the date of issuance.

On April 9, 2015, the Company entered into and closed a securities purchase agreement with St. George Investments LLC (“St. George”), pursuant to which the Company issued and sold to St. George a 8% convertible promissory note in the principal amount of $107,500 for a purchase price of $100,000. The note is convertible into the Company’s common stock at a conversion price equal to 65% of the lowest closing bid price of the common stock for the twenty trading days prior to conversion. Repayment of the note is due one year from the date of issuance.

On April 10, 2015, the Company entered into and closed a securities purchase agreement with Blue Citi PR (“Blue Citi”), pursuant to which the Company issued and sold to Blue Citi a 8% convertible debenture in the principal amount of up to $535,000 for a purchase price of $500,000 payable as follows: (i) $200,000 was paid upon issuance; (ii) $200,000 is payable at Blue Citi’s discretion at any time within 60 days of issuance provided that, if Blue Citi does not make such payment prior to the date this is 60 days from the date of issuance, Blue Citi will be required to make such payment on the date that is 60 days from the date of issuance, subject to the condition that the average trading price for the Company’s common stock for the five trading days prior to the date that is 60 days from the date of issuance is equal to or greater than 50% of the 5 day average trading price prior to the date of issuance, and (iii) $100,000 at the sole discretion of Blue Citi within 365 days of the date of issuance provided that, if Blue Citi does not make the second $200,000 payment under the debenture within 60 days of the date of issuance, Blue Citi will not have the right to make such $100,000 payment. The debenture is convertible into the Company’s common stock at a conversion price equal to 65% of the average of the three lowest trading prices for the common stock for the twenty trading days prior to conversion. Repayment of the debenture is due two years from the date of issuance.

On May 14, 2015 the Company entered into an Amendment with Blue Citi PR whereby the terms were adjusted as follows: i) Two Hundred Thousand Dollars ($200,000) payable to the Company on the Effective Date; (ii) Two Hundred Thousand Dollars ($200,000) payable to the Company on June 10, 2015; and One Hundred Thousand Dollars ($100,000) payable to the Company on July 10, 2015; and Each such payment of Consideration reflect a 7% original issue discount (“OID”) added to the principal amount at time of payment to Borrower (up to $14,000).

During the month of April 2015 the Company received funds, aggregating $100,000, pursuant to a Securities Purchase Agreement originally entered into with Greystone Capital Partners, Inc. (“Greystone”) dated May 29, 2014 in which the Company sold to Greystone Funds an 8% convertible debenture in the principal amount of up to $617,500.

During the month of May 2015 the Company received additional funds, aggregating $50,000, pursuant to a Securities Purchase Agreement originally entered into with Greystone Capital Partners, Inc. (“Greystone”) dated May 29, 2014 in which the Company sold to Greystone Funds an 8% convertible debenture in the principal amount of up to $617,500. Greystone has assigned an aggregate of $250,000 of the May 29, 2014 debenture to IBC Funds. A total of $306,000 has been received pursuant to this debenture, $250,000 from IBC Funds in 2015 and $56,000 from Greystone in 2014.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Thinspace Technology Inc. is a hardware and software cloud computing company specifically focused on desktop virtualization. Our solutions deliver and manage centralized desktop computing from a pool of shared computing resources (‘the Cloud’) to the end users. This allows our customers secure access to centrally managed Desktops or Software Applications and to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office- simply and securely.

Our cloud computing solutions help IT and service providers build both private and public clouds, leveraging virtualization and networking technologies to deliver high-performance, elastic and cost-effective services for mobile workstyles.

Our products have been designed to suit the needs of all sizes of organizations from 5 to 50,000+ users. Customers have found our products to be easier to use, faster to implement and cheaper to maintain than other similar software, which is important to small and medium sized companies and governmental offices as well as large enterprise organizations that are looking to reduce their IT infrastructure costs. We market and license our products directly to systems integrators, or SIs, in addition to indirectly through value-added resellers, or VARs, value-added distributors, or VADs, and original equipment manufacturers, or OEMs.

Our operating subsidiaries are Thinspace Technology Ltd (“Thinspace UK”), organized and operating in the United Kingdom, and Thinspace Technology Ltd. (“Thinspace US”), a Nevada corporation formed on August 24, 2010 and operating in the states of Florida and Texas.

In this report, the terms the “Company”, “we”, “us”, and “our” refer to Thinspace Technology, Inc., a Delaware corporation, and its operating subsidiaries, Thinspace UK and Thinspace US, unless the context otherwise requires.

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

Deferred Revenue -Deferred revenue related to support and maintenance is recorded in a manner consistent with the Company’s revenue recognition policy. The Company typically enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance but can be billed monthly or quarterly. The Company defers such payment and recognizes revenue ratably over the contract period.

Fair Value of Financial Instruments -     Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of the Company’s derivative instruments is determined using option pricing models.

Results of Operations

Three Months ended March 31, 2015 as compared to the Three Months ended March 31, 2014

Revenues:

Net sales were $790,306 for the three months ended March 31, 2015 compared to net sales of $784,608 for the three months ended March 31, 2014.

Cost of goods sold

Cost of goods sold as a percent of revenue was 46% for the three months ended March 31, 2015 and 15% for the three months ended March 31, 2014. Cost of revenue consists of software development, purchased hardware and software costs and shipping costs. Cost of revenue as a percentage of revenue varies based on the various costs incurred, relative to the timing of the recognition of revenue.

Operating expense:

Operating expense decreased by $191,870, or16%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily as a result of a decrease in stock based compensation of approximately $210,000. Included in our operating expenses for the first quarter of 2015 and 2014 were $102,000 and $312,500 of non-cash expense for stock based compensation, respectively. The balance of our other operating expenses includes salaries, consulting, marketing, professional fees and general overhead expenses.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Other income (expense):

We had a gain from the change in the fair value of our derivative liabilities of $1,171,320 during the three months ended March 31, 2015 compared with expense of $21,752,944 for the three months ended March 31, 2014. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported a gain from the conversion of debt of $155,129 during the three months ended March 31, 2014, with no comparable item for the three months ended March 31, 2015. The gain on debt conversion resulted from the issuance of shares of common stock to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $852,906 during the three months ended March 31, 2015 as compared with expense of $3,784,885 during the three months ended March 31, 2014. Interest expense during the 2015 period consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt, aggregating $593,409. The balance of the expense for the 2015 period relates to the amortization of debt discount and interest accrued on the debt.

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

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of March 31, 2015 we had approximately $166,000 in cash and cash equivalents and a working capital deficit of $14,945,539 (resulting primarily from derivative liabilities aggregating $12,142,152), as compared to cash and cash equivalents of approximately $136,000 and a working capital deficit of $14,661,201 at December 31, 2014. Our recent sources of operating capital have been debt financings. In the first quarter of 2015 we raised $548,250 from the sale of convertible securities.

Net Cash Provided by Operating Activities

We used $519,172 of cash in our operating activities during the three months ended March 31, 2015 compared to $861,633 used by our operating activities for the three months ended March 31, 2014. The decrease in net cash used results primarily from an increase in accounts payable and deferred revenue of $776,103, partially offset by an increase in net loss of $310,609 (after adjusting for non-cash expenses) and a net increase in accounts receivable, prepayments and other assets of $123,033.

Net Cash Used in Investing Activities

We used $3,748 for the purchase of furniture and equipment during the three months ended March 31, 2014, with none used during the three months ended March 31, 2015.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2015, we received $640,650 from the sale of notes and convertible securities. We repaid $95,943 of notes payable and paid $1,800 of accrued preferred stock dividends. During the three months ended March 31, 2014, we received $472,000 from the sale of our preferred stock and $300,000 from the sale of convertible debentures. We repaid $3,735 of a note payable and repaid $38,900 of shareholder advances.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive and financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, to allow timely decisions regarding required disclosure, due to the material weaknesses in our internal control over financial reporting discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, which continue to exist as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Thinspace Technology, Inc.

Date: May 15, 2015	By:	/s/ Jay Christopher Bautista
Jay Christopher Bautista
Chief Executive Officer (principal executive, financial and accounting officer)

