Form 10-Q
period 2015-06-30
Thinspace Technology, Inc.
filed 2015-08-28
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-52524

THINSPACE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2114545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12555 Orange Drive, Suite 216 Davie, FL	33330
(Address of principal executive offices)	(zip code)

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 362,227,188 shares of common stock are issued and outstanding as of August 17, 2015.

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,259	$135,965
Accounts receivable	86,717	158,329
Inventory	88,383	100,637
Prepaid expenses and other current assets	16,116	17,058
Total current assets	285,475	411,989
Fixed assets, net of accumulated depreciation of $83,805 and $73,396, respectively	21,868	31,272
Intangible assets, net of accumulated amortization of $525,988 and $489,221, respectively	113,316	142,799
Other assets	115,748	104,683
Total assets	$536,407	$690,743
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$1,673,165	$1,627,641
Income taxes payable	29,000	29,000
Deferred revenue	534,886	773,163
Loans and notes payable, current portion	476,284	469,400
Convertible notes payable, net of discount of $295,440 and $0, respectively	119,560	—
Derivative liabilities	41,710,904	12,173,986
Total current liabilities	44,543,799	15,073,190
Deferred revenue, long term	187,034	202,826
Convertible notes payable, net of discount of $1,506,626 and $1,247,035, respectively	1,094,123	849,396
Loans payable	—	13,953
Total liabilities	45,824,956	16,139,365
Stockholders' deficit
Preferred stock, undesignated, authorized 49,253,000 shares, $0.001 par value,
no shares issued and outstanding, respectively	—	—
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value,
75,000 shares issued and outstanding	75	75
Preferred stock, Series C, authorized 672,000 shares, $0.001 par value,
672,000 shares issued and outstanding	672	672
Common stock authorized 500,000,000 shares, $0.001 par value,
203,024,028 and 98,381,445 shares issued and outstanding, respectively	203,024	98,381
Additional paid in capital	8,514,339	6,890,970
Accumulated deficit	(53,988,195)	(22,414,873)
Accumulated other comprehensive income (loss)	(18,464)	(23,847)
Total stockholders' deficit	(45,288,549)	(15,448,622)
Total liabilities and stockholders' deficit	$536,407	$690,743

THINSPACE TECHNOLOGY, INC. CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$332,693	$2,593,997	$1,122,999	$3,378,605
Cost of goods sold	86,827	1,728,552	449,093	1,844,231

Gross profit	245,866	865,445	673,906	1,534,374

Operating expense:
Selling, general and administrative	908,974	2,060,561	1,905,833	3,249,135
Depreciation and amortization	19,811	20,251	39,440	40,035

Total operating expense	928,785	2,080,812	1,945,273	3,289,170
Loss from operations	(682,919)	(1,215,367)	(1,271,367)	(1,754,796)

Gain (loss) on change in fair value of derivative liability	(28,814,582)	22,862,151	(27,643,262)	1,109,207
Gain on conversion of debt	22,657	—	22,657	155,129
Interest expense	(1,828,444)	(1,686,014)	(2,681,350)	(5,470,899)

Income (loss) before provision for income taxes	(31,303,288)	19,960,770	(31,573,322)	(5,961,359)

Provision for income taxes	—	—	—	—

Net income (loss)	(31,303,288)	19,960,770	(31,573,322)	(5,961,359)
Preferred dividend	(1,875)	(1,875)	(3,750)	(3,750)

Net income (loss) attributable to common shareholders	$(31,305,163)	$19,958,895	$(31,577,072)	$(5,965,109)

Basic and diluted income (loss) per share	$(0.27)	$0.22	$(0.30)	$(0.07)

Weighted average shares outstanding,
Basic and diluted	114,109,046	92,334,401	106,288,692	91,140,929

Comprehensive income (loss):

Net income (loss)	$(31,303,288)	$19,960,770	$(31,573,322)	$(5,961,359)
Foreign currency translation adjustments	(11,417)	(11,141)	5,383	(18,238)

Comprehensive income (loss)	$(31,314,705)	$19,949,629	$(31,567,939)	$(5,979,597)

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(31,573,322)	$(5,961,359)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	39,440	40,035
Amortization of prepaid stock based compensation	—	625,000
Stock based compensation	196,893	560,966
Gain on conversion of debt	22,657	(155,129)
Change in fair value of derivative liability	27,643,262	(1,109,207)
Amortization of debt discount	2,531,418	5,036,817
Changes in operating assets and liabilities:
Accounts receivable	68,226	122,091
Inventory	12,254	(1,302,480)
Prepaid expenses and other current assets	1,118	(314,108)
Other assets	(6,647)	(7,762)
Accounts payable and accrued expenses	93,093	1,663,239
Deferred revenue	(254,616)	(294,112)
Net cash used in operating activities	(1,226,224)	(1,096,009)
Cash flows from investing activities:
Cash paid for fixed assets	—	(6,529)
Net cash used in investing activities	—	(6,529)
Cash flows from financing activities:
Proceeds from sale of preferred stock	—	472,000
Proceeds from notes payable	1,285,650	961,000
Repayments of notes payable	(92,400)	(75,000)
Repayment of loan	(7,121)	(7,654)
Payment of accrued preferred dividends	(11,050)	—
Advances from related parties	—	21,000
Repayments to related parties	—	(118,631)
Net cash provided by financing activities	1,175,079	1,252,715
Effect of exchange rate changes on cash	9,439	6,322
Net (decrease) increase in cash	(41,706)	156,499
Cash, beginning of period	135,965	341,031
Cash, end of period	$94,259	$497,530
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$102,100	$254,618
Non-cash investing and financing activities:
Derivative liability of debt issued	$2,909,127	$4,378,443
Fair value of common stock issued upon conversion of notes and accrued interest	1,534,869	1,012,968
Note payable converted to common stock	351,232	191,184
Accrued interest converted to common stock	54,050	11,410
Derivative liability extinguished upon conversion of debt	1,328,757	1,892,000
Common stock issued as payment of prepaid consulting fees	—	1,250,000

THINSPACE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014

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

BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim financial statements as of and for the three and six months ended June 30, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future period. All references to June 30, 2015 and 2014 in these footnotes are unaudited.

These unaudited condensed financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended December 31, 2014, included in the Company's annual report on Form 10-K filed with the SEC on March 31, 2015.

The condensed balance sheet as of December 31, 2014 has been derived from the audited financial statements at that date but does not include all disclosures required by the accounting principles generally accepted in the United States of America.

Going Concern

We incurred a net loss of $31,573,322 for the six months ended June 30, 2015. As of June 30, 2015 we have negative working capital of $44,258,324 and a stockholders’ deficit of $45,288,549. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at June 30, 2015.

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve.   The accounts receivable balances of $86,717 and $158,329 as of June 30, 2015 and December 31, 2014, respectively, do not include an allowance for doubtful accounts as the Company anticipates payment on all accounts within the next fiscal year. The Company routinely evaluates accounts receivable for uncollectible amounts.

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

DEFERRED REVENUE

Deferred revenue related to support and maintenance is recorded in a manner consistent with the Company’s revenue recognition policy. The Company typically enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance but can be billed monthly or quarterly. The Company defers such payments and recognizes revenue ratably over the contract period.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Conversion derivative liabilities	$—	$—	$41,710,904	$41,710,904
Total Liabilities	$—	$—	$41,710,904	$41,710,904

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion and warrant derivative liabilities) for the six months ended June 30, 2015.

2015
Balance at beginning of year	$12,173,986
Additions and modifications to derivative instruments	3,222,413
Change in fair value of derivative liabilities	27,643,262
Reclassification upon conversion of debt	(1,328,757)
Balance at end of period	$41,710,904

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

CONCENTRATIONS OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers. At June 30, 2015, three customers accounted for 59% of accounts receivable.

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank accounts is insured up to $250,000 at each institution. Cash held in UK bank accounts is insured up to £85,000 (approximately $134,000 at June 30, 2015) at each institution for each entity.  At times, cash balances may exceed the insured limits. The Company has not experienced any loss on these accounts.  The balances are maintained in demand accounts to minimize risk.

RESEARCH AND DEVELOPMENT

Expenses related to present and future products are expensed as incurred.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s U.K. subsidiary, Thinspace UK, are measured using the British Pound as the functional currency. Assets, liabilities and equity accounts of the company are translated at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect throughout the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. The unaudited condensed consolidated financial statements are presented in United States of America dollars.

LOSS PER SHARE

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and preferred stock and the exercise of our stock warrants. There were 4,346,081,103 common share equivalents at June 30, 2015 and 215,155,252 at June 30, 2014, which have been excluded from the computation of the weighted average diluted shares.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES PAYABLE

IBC Funds 2015 Financings

During January and February of 2015 the Company received additional funds, aggregating $167,000, pursuant to a Securities Purchase Agreement with IBC Funds, LLC (“IBC Funds”) dated May 29, 2014 in which the Company sold to IBC Funds an 8% convertible debenture in the principal amount of up to $617,500. The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per year, payable semi-annually and on the maturity date. IBC Funds may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions. A total of $617,000 has been received pursuant to this debenture.

During March, April and May 2015 the Company received additional funds, aggregating $305,000, pursuant to a Securities Purchase Agreement originally entered into with Greystone Capital Partners, Inc. (“Greystone”) dated May 29, 2014 in which the Company sold to Greystone Funds an 8% convertible debenture in the principal amount of up to $617,500. Greystone has assigned $305,000 of this debenture to IBC Funds. The debenture matures on the third anniversary of the date of issuance and bears interest a rate of 8% per year, payable semi-annually and on the maturity date. IBC Funds may convert, at any time, the outstanding principal and accrued interest on the debenture into shares of the Company’s common stock, at a conversion price per share at 40% of the lowest closing bid price for the Company’s common stock during the previous 20 trading days. The conversion price is subject to adjustment in the event of sales by the Company of common stock or securities convertible into common stock at a price per share lower than the then-effective conversion price, to such lower price, subject to certain exceptions. A total of $361,000 has been received pursuant to this debenture, $305,000 from IBC Funds in 2015 and $56,000 from Greystone in 2014.

LG Capital March 19, 2015 Financing

On March 20, 2015, the Company entered into and closed a securities purchase agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which the Company issued and sold to LG Capital an 8% convertible redeemable note in the principal amount of $137,500 for a purchase price of $131,250. The note matures on the one year anniversary of the date of issuance and bears interest a rate of 8% per year, payable on the maturity date. LG Capital may convert, at any time, the outstanding principal and accrued interest on the note into shares of the Company’s common stock, at a conversion price equal to 70% of the average of the 5 lowest closing prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

Iconic Holdings March 23, 2015 Financing

On March 23, 2015, the Company entered into and closed a securities purchase agreement with Iconic Holdings, LLC (“Iconic”), pursuant to which the Company issued and sold to Iconic a 6% convertible debenture in the principal amount of $50,000 for a purchase price of $50,000. The note matures on the one year anniversary of the date of issuance and bears interest a rate of 6% per year, payable on the maturity date. Iconic may convert, at any time, the outstanding principal and accrued interest on the note into shares of the Company’s common stock, at a conversion price equal to 70% of the average of the 5 lowest closing prices of the common stock for the twenty prior trading days including the day upon which a notice of conversion is received by the Company.

Black Mountain March 23, 2015 Financing

On March 23, 2015, the Company entered into, and on March 25, 2015, the Company closed a securities purchase agreement with Black Mountain Equities, Inc. (“Black Mountain”), pursuant to which the Company sold to Black Mountain a 10% convertible note in the principal amount of $105,000 for a purchase price of $100,000. The note matures on the two year anniversary of the date of issuance and bears interest a rate of 10% per year, payable on the maturity date. Black Mountain may convert, at any time, the outstanding principal and accrued interest on the note into shares of the Company’s common stock, at a conversion price equal to the lesser of (a) $0.17 or (b) 70% of the average of the three lowest closing bids occurring during the twenty consecutive trading days immediately preceding the applicable conversion date.

RDW Capital, LLC April 6, 2015 Financing

On April 6, 2015, the Company issued and sold to RDW Capital, LLC (“RDW”) a 6% convertible debenture in the principal amount of $105,000 for a purchase price of $100,000. The debenture is convertible into the Company’s common stock at a conversion price equal to 65% of the average of the 3 lowest closing prices of the common stock for the twenty trading days prior to conversion. Repayment of the debenture is due one year from the date of issuance.

St. George Investments LLC April 9, 2015 Financing

On April 9, 2015, the Company entered into and closed a securities purchase agreement with St. George Investments LLC (“St. George”), pursuant to which the Company issued and sold to St. George an 8% convertible promissory note in the principal amount of $107,500 for a purchase price of $100,000. The note is convertible into the Company’s common stock at a conversion price equal to 65% of the lowest closing bid price of the common stock for the twenty trading days prior to conversion. Repayment of the note is due one year from the date of issuance.

Blue Citi PR April 10, 2015 Financing

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

On May 14, 2015 the Company entered into an Amendment with Blue Citi PR whereby the terms were adjusted as follows: i) $200,000paid to the Company upon issuance; (ii) $200,000 payable to the Company on June 10, 2015; and $100,000 payable to the Company on July 10, 2015.eEach such payment reflects a 7% original issue discountadded to the principal amount at time of payment(up to $14,000).

The conversion features of the debentures described above contain a variable conversion rate. As a result, we have classified the conversion features as derivative liabilities in the financial statements. Upon issuance, we have recorded conversion feature liabilities of $2,207,486. The value of the conversion feature liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rates of between 0.265 - 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 165% - 210%; and (4) expected lives of 1 – 2.42 years. The Company has allocated $1,191,077 to debt discount, to be amortized over the life of the debt, with the balance of $1,016,409 being charged to expense at issue.

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

Convertible Debentures and Debt Settlement Agreement

During the six months ended June 30, 2015, $351,232 of principal and $54,050 of accrued interest was converted into 102,472,583 shares of common stock. The Company has recorded expense of $373,301 for the three and six months ended June 30, 2015 related to the change in fair value of the conversion feature through the dates of conversion.

At June 30, 2015, we recalculated the fair value of the embedded conversion feature of our notes and debt settlement agreement subject to derivative accounting and have determined that their fair value at June 30, 2015 was $34,858,939. The value of the conversion liabilities was determined using the Black-Scholes method based on the following assumptions:  (1) risk free interest rate of 0.015% - 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 180% - 273% and (4) an expected life of 0.75 – 1.91 years. We recorded expense of $24,268,281 and $23,437,194 during the three and six months ended June 30, 2015, respectively, related to the change in fair value.

During the three and six months ended June 30, 2015 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $555,415 and $701,641 for the three and six months ended June 30, 2015, respectively, which has been charged to interest expense.

Convertible Preferred Stock

The conversion feature of our Series B preferred stock has been adjusted due to the subsequent issuance of debt. As a result, the conversion price is now $0.0024 per share, such that an aggregate of 31,250,000 shares of the Company’s common stock are issuable upon such conversion. The Company has recorded income of $98,950 for the three and six months ended June 30, 2015, related to the change in fair value of the conversion feature of the preferred stock through the date of adjustment. The Company has also recorded an expense of $313,286 for the three and six months ended June 30, 2015 due to the increase in the fair value of the conversion feature as a result of the modification.

At June 30, 2015, we recalculated the fair value of the embedded conversion feature of our Series B and Series C preferred stock subject to derivative accounting and have determined that the fair value at June 30, 2015 was $6,851,965. The value of the conversion liabilities was determined using the Black-Scholes method based on the following weighted average assumptions:  (1) risk free interest rate of 0.295%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 199% and (4) an expected life of 1 year. We recorded expense of $4,271,950 and $3,934,717 during the three and six months ended June 30, 2015, respectively, related to the change in fair value.

Derivative liability activity for the six months ended June 30, 2015 is summarized as follows:

	Balance at December 31, 2014	Additions	Modifications	Conversions	Reclassifications	Change in Value	Balance at June 30, 2015
Convertible notes, interest and debt settlement	$9,471,074	$2,909,127	$—	$(1,328,757)	$—	$23,807,495	$34,858,939
Convertible preferred stock	2,702,912	—	313,286	—	—	3,835,767	6,851,965
	$12,173,986	$2,909,127	$313,286	$(1,328,757)	$—	$27,643,262	$41,710,904

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, with par value of $0.001 per share, and 672,000 shares have been designated as Series C Convertible preferred stock. There were 75,000 Series B shares and 672,000 Series C shares issued and outstanding as of June 30, 2015.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of June 30, 2015 and December 31, 2014, there were 203,024,028 and 98,381,445 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2015, we issued 102,472,583 shares of common stock upon the conversion of $351,232 of debt principal and $54,050 of accrued interest.

During June 2015 we issued stock grants of 1,000,000 shares to each of two directors, valued at $22,600. The grants vest upon the one year anniversary of issuance. The expense will be recorded over that one year period. We have recorded an expense of $1,900 for the three and six months ended June 30, 2015.

During June 2015 we issued 150,000 shares of common stock, valued at $1,950, as payment for financing activities.

During May 2014 we issued a stock grant to an employee in the amount of 200,000 shares of common stock, valued at $34,000. The grant vests upon the two year anniversary, on May 29, 2016. The expense will be recorded over that two year period. We have recorded an expense of $4,250 and $8,500 for the three and six months ended June 30, 2015, respectively.

Options Outstanding

We have recorded an expense for employee options of $86,684 and $184,543 for the three and six months ended June 30, 2015, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

LEASE

We currently occupy office space pursuant to various short term leases expiring in 2015. Effective July 2015 we entered into an office lease with a five year term expiring in July, 2020. Annual minimum lease payments range from approximately $33,000 for the first year to approximately $47,000 for the final year.

Rent expense for the three months ended June 30, 2015 and 2014 was $13,403 and $25,057, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was $33,861 and $62,426, respectively.

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

NOTE 7 - SUBSEQUENT EVENTS

Common Shares Issued

During the month of July 2015, we issued 92,703,180 shares of common stock upon the conversion of $118,408 of note principal and $78 of accrued interest.

During the month of August 2015, we issued 58,500,000 shares of common stock upon the conversion of $66,500 of note principal.

Debt Financings

During the month of July 2015 the Company received funds, aggregating $62,400, pursuant to a Securities Purchase Agreement originally entered into with Blue Citi PR LLC (“Blue Citi “) dated April 10, 2015 in which the Company sold to Blue Citi an 8% convertible debenture in the principal amount of up to $535,000.

During the month of August 2015 the Company received an additional $74,900, pursuant to this purchase agreement. Blue Citi has assigned the April 10, 2015 debenture to Blue Citi, LLC. The Company has received a total of $395,900 pursuant to this debenture.

Black Mountain Buyback

On August 10, 2015, the Company entered into a payoff agreement with Black Mountain, pursuant to which the Company paid to Black Mountain $70,000, and issued to Black Mountain a non-convertible note in the principal amount of $30,000, due one year from the date of issuance, in exchange for the Company’s convertible note issued to Black Mountain, dated March 23, 2015, in the original principal amount of $105,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .

Overview

Thinspace Technology, Inc. is a hardware and software cloud computing company specifically focused on desktop virtualization. Our solutions deliver and manage centralized desktop computing from a pool of shared computing resources (‘the Cloud’) to the end users. This allows our customers secure access to centrally managed Desktops or Software Applications and to work and collaborate from anywhere, accessing enterprise apps and data on any of the latest devices, as easily as they would in their own office- simply and securely.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

Deferred Revenue - Deferred revenue related to support and maintenance is recorded in a manner consistent with the Company’s revenue recognition policy. The Company typically enters into one-year upgrade and maintenance contracts with its customers. The upgrade and maintenance contracts are generally paid in advance but can be billed monthly or quarterly. The Company defers such payment and recognizes revenue ratably over the contract period.

Fair Value of Financial Instruments - Our short-term financial instruments, including cash, accounts payable and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of the Company’s derivative instruments is determined using option pricing models.

Results of Operations

Three Months ended June 30, 2015 as compared to the Three Months ended June 30, 2014

Revenues:

Revenue was $332,693 for the three months ended June 30, 2015 compared to revenue of $2,593,997 for the three months ended June 30, 2014. Overall, our revenues decreased 87% for the 2015 period as compared to the 2014 period. The decrease is primarily attributable to the delivery of a large order during the 2014 period (representing approximately 80% of 2014 revenue).

Cost of goods sold:

Cost of goods sold as a percent of revenue was 26% and 67% for the three months ended June 30, 2015 and 2014, respectively. Cost of goods sold consists of software development, purchased hardware and software costs and shipping costs. Cost of goods sold as a percentage of revenue varies based on the various costs incurred, relative to the timing of the recognition of revenue.

Operating expense:

Operating expense decreased 55% for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Our costs have decreased as we have curtailed expenses for consulting, compensation and other costs. Included in our operating expenses for the three months of 2015 and 2014 is $94,784 and $873,466, respectively, of non-cash expense for stock based compensation. The balance of our other operating expenses includes salaries, consulting, marketing and general overhead expenses.

We expect that our operating expenses will ultimately increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Other income (expense):

We had expense from the change in the fair value of our derivative liabilities of $28,814,582 during the three months ended June 30, 2015 compared with income of $22,862,151 during the three months ended June 30, 2014. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $22,657 during the three months ended June 30, 2015, with no comparable item for the three months ended June 30, 2014. The gain on debt conversion resulted from the issuance of shares of common stock to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $1,828,444 during the three months ended June 30, 2015 as compared with interest expense of $1,686,014 during the three months ended June 30, 2014. Interest expense consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt, aggregating $1,124,641 and $1,211,969 for the three months ended June 30, 2015 and 2014, respectively,and the expense associated with the price resets of certain of our derivative instruments, aggregating $313,286 for the three months ended June 30, 2015. The balance of the expense relates to the amortization of debt discount and interest accrued on debt.

Six Months ended June 30, 2015 as compared to the Six Months ended June 30, 2014

Revenues:

Revenue was $1,122,999 for the six months ended June 30, 2015 compared to revenue of $3,378,605 for the six months ended June 30, 2014. Overall, our revenues decreased 67% for the 2015 period as compared to the 2014 period. The decrease is primarily attributable to the delivery of a large order during the 2014 period (representing approximately 61% of 2014 revenue).

Cost of goods sold:

Cost of goods sold as a percent of revenue was 40% for the six months ended June 30, 2015 and 55% for the six months ended June 30, 2014. Cost of goods sold consists of software development, purchased hardware and software costs and shipping costs. Cost of goods sold as a percentage of revenue varies based on the various costs incurred, relative to the timing of the recognition of revenue.

Operating expense:

Operating expense decreased 41% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Our costs have decreased as we have curtailed expenses for consulting, compensation and other costs. Included in our operating expenses for the first six months of 2015 and 2014 is $196,893 and $1,185,966, respectively, of non-cash expense for stock based compensation. The balance of our other operating expenses includes salaries, consulting, marketing and general overhead expenses.

We expect that our operating expenses will ultimately increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Other income (expense):

We had expense from the change in the fair value of our derivative liabilities of $27,643,262 during the six months ended June 30, 2015, compared with income of $1,109,207 during the six months ended June 30, 2014. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $22,657 and $155,129 during the six months ended June 30, 2015 and 2014, respectively. The gain on debt conversion resulted from the issuance of shares of common stock to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $2,681,350 during the six months ended June 30, 2015 as compared with interest expense of $5,470,899 during the six months ended June 30, 2014. Interest expense consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt, aggregating $1,718,050 and $3,906,884 for the three months ended June 30, 2015 and 2014, respectively, and the expense associated with the price resets of certain of our derivative instruments, aggregating $313,286 and $1,033,365, respectively. The balance of the expense relates to the amortization of debt discount and interest accrued on debt.

 Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of June 30, 2015 we had approximately $94,000 in cash and cash equivalents and a working capital deficit of $44,258,324 (resulting primarily from derivative liabilities aggregating $41,710,904), as compared to cash and cash equivalents of approximately $136,000 and a working capital deficit of $14,661,201 at December 31, 2014. Our recent sources of operating capital have been debt financings. We received proceeds from convertible and other notes aggregating $1,286,000 during the six months ended June 30, 2015.

Net Cash Provided by Operating Activities

We used $1,226,224 of cash in our operating activities during the six months ended June 30, 2015 compared to $1,096,009used by our operating activities for the six months ended June 30, 2014. The increase in net cash used results primarily from an increase in net loss of $176,775 (after adjusting for non-cash expenses), partially offset by the net changes in other current assets and liabilities.

Net Cash Used in Investing Activities

We did not incur any costs for the purchase of furniture and equipment during the six months ended June 30, 2015, compared to $6,529 used for the purchase of furniture and equipment during the six months ended June 30, 2014.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2015, we received $1,285,650 from the sale of notes and convertible securities. We repaid $99,521 of notes payable and paid $11,050 of accrued preferred stock dividends.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive and financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, to allow timely decisions regarding required disclosure, due to the material weaknesses in our internal control over financial reporting discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, which continue to exist as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings and no property of the Company is subject to any material legal proceedings.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default on outstanding convertible notes, issued between June 4, 2010 and April 10, 2015, in the aggregate principal amount of $3,403,107, due to failure to maintain a sufficient number of shares of common stock reserved for conversion. As a result of such defaults, the interest rate on these convertible notes has increased from between 6 to 10% to between 8 and 18%.

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

Thinspace Technology, Inc.

Date: August 28, 2015	By:	/s/ Jay Christopher Bautista
Jay Christopher Bautista
Chief Executive Officer (principal executive, financial and accounting officer)