Form 10-Q
period 2015-09-30
Thinspace Technology, Inc.
filed 2016-10-26
CIK 1393935

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-52524

THINSPACE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-2114545
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1925 E. Belt Line Road, Suite 349 Carrollton, Texas	75006
(Address of principal executive offices)	(zip code)

(786) 763-3830
(Registrant's telephone number, including area code)

12555 Orange Drive, Suite 216 Davie, FL 33330
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 625,510,160 shares of common stock are issued and outstanding as of October 18, 2016.

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$49,326	$135,965
Accounts receivable	68,205	158,329
Inventory	20,465	100,637
Prepaid expenses and other current assets	35,946	17,058

Total current assets	173,942	411,989

Fixed assets, net of accumulated depreciation of $86,183 and $73,396, respectively	22,732	31,272
Intangible assets, net of accumulated amortization of $522,407 and $489,221, respectively	95,124	142,799
Other assets	106,963	104,683

Total assets	$398,761	$690,743

Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	$1,821,189	$1,627,641
Income taxes payable	29,000	29,000
Deferred revenue	385,022	773,163
Loans and notes payable, current portion	502,546	469,400
Convertible notes payable, net of discount of $1,470,374 and $0, respectively	1,437,874	-
Derivative liabilities	3,869,620	12,173,986
Total current liabilities	8,045,251	15,073,190

Deferred revenue, long term	172,436	202,826
Convertible notes payable, net of discount of $0 and $1,247,035, respectively	-	849,396
Loans payable	-	13,953

Total liabilities	8,217,687	16,139,365

Stockholders' deficit

Preferred stock, undesignated, authorized 49,253,000 shares, $0.001 par value, no shares issued and outstanding, respectively	-	-
Preferred stock, Series B, authorized 75,000 shares, $0.001 par value, 75,000 shares issued and outstanding	75	75
Preferred stock, Series C, authorized 672,000 shares, $0.001 par value, 672,000 shares issued and outstanding	672	672
Common stock authorized 500,000,000 shares, $0.001 par value, 448,809,894 and 98,381,445 shares issued and outstanding, respectively	448,810	98,381
Additional paid in capital	9,501,071	6,890,970
Accumulated deficit	(17,754,836)	(22,414,873)
Accumulated other comprehensive income (loss)	(14,718)	(23,847)
Total stockholders' deficit	(7,818,926)	(15,448,622)

Total liabilities and stockholders' deficit	$398,761	$690,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$271,705	$2,322,170	$1,394,704	$5,700,775
Cost of goods sold	111,513	1,488,293	560,606	3,332,524

Gross profit	160,192	833,877	834,098	2,368,251

Operating expense:
Selling, general and administrative	409,138	1,486,697	2,314,971	4,735,832
Depreciation and amortization	20,218	20,964	59,658	60,999

Total operating expense	429,356	1,507,661	2,374,629	4,796,831

Loss from operations	(269,164)	(673,784)	(1,540,531)	(2,428,580)

Gain (loss) on change in fair value of derivative liability	37,132,403	(16,556,422)	9,489,141	(15,447,215)
Gain on conversion of debt	58,019	20,979	80,676	176,108
Interest expense	(687,899)	(1,883,300)	(3,369,249)	(7,354,199)

Income (loss) before provision for income taxes	36,233,359	(19,092,527)	4,660,037	(25,053,886)

Provision for income taxes	-	-	-	-

Net income (loss)	36,233,359	(19,092,527)	4,660,037	(25,053,886)
Preferred dividend	(1,875)	(1,875)	(5,625)	(5,625)

Net income (loss) attributable to common shareholders	$36,231,484	$(19,094,402)	$4,654,412	$(25,059,511)

Income (loss) per share:
Basic	$0.10	$(0.20)	$0.02	$(0.27)
Diluted	(0.00)	(0.20)	(0.00)	(0.27)

Weighted average shares outstanding:
Basic	353,913,823	96,085,012	189,737,454	92,807,067
Diluted	500,000,000	96,085,012	500,000,000	92,807,067

Comprehensive income (loss):

Net income (loss)	$36,233,359	$(19,092,527)	$4,660,037	$(25,053,886)
Foreign currency translation adjustments	3,746	13,136	9,129	(5,102)

Comprehensive income (loss)	$36,237,105	$(19,079,391)	$4,669,166	$(25,058,988)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$4,660,037	$(25,053,886)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	59,658	60,999
Amortization of prepaid stock based compensation	-	937,500
Stock based compensation	267,352	669,678
Gain on conversion of debt	(80,676)	(176,108)
Change in fair value of derivative liability	(9,489,141)	15,447,215
Amortization of debt discount	3,102,263	6,814,247
Changes in operating assets and liabilities:
Accounts receivable	84,813	64,722
Inventory	80,172	(42,606)
Prepaid expenses and other current assets	(19,387)	(63,573)
Other assets	(1,280)	(7,763)
Accounts payable and accrued expenses	408,715	(172)
Deferred revenue	(412,754)	(367,243)

Net cash used in operating activities	(1,340,228)	(1,716,990)

Cash flows from investing activities:
Cash paid for fixed assets	(6,249)	(18,421)

Net cash used in investing activities	(6,249)	(18,421)

Cash flows from financing activities:
Proceeds from sale of preferred stock	-	472,000
Proceeds from notes payable	1,440,650	1,191,000
Repayments of notes payable	(162,400)	(75,000)
Repayment of loan	(10,361)	(11,583)
Payment of accrued preferred dividends	(11,050)	-
Advances from related parties	-	21,000
Repayments to related parties	-	(118,670)

Net cash provided by financing activities	1,256,839	1,478,747

Effect of exchange rate changes on cash	2,999	(2,470)

Net decrease in cash	(86,639)	(259,134)
Cash, beginning of period	135,965	341,031
Cash, end of period	$49,326	$81,897

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$109,709	$288,689

Non-cash investing and financing activities:
Derivative liability of debt issued	$3,233,146	$5,959,048
Fair value of common stock issued upon conversion of notes and accrued interest	2,567,266	1,348,968
Note payable converted to common stock	630,923	233,244
Accrued interest converted to common stock	54,128	11,410
Derivative liability extinguished upon conversion of debt	2,384,568	1,348,684
Derivative liability reclassified to equity upon expiration of warrants	-	1,892,000
Common stock issued as payment of prepaid consulting fees	-	1,250,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THINSPACE TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

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

The Company’s principal activity is the development and sale of network software. The Company has a desktop virtualization solution suite, named skySpace, offering 5 key products:

●	skyDesk - a simple management software solution for Microsoft remote desktop users.

●	skyGate – software solution that allows secure remote access to applications and data from outside of the corporate network.

●	skyView – provides access to applications or Windows desktops from a browser on any device, including iPad, iPhone or Android tablet or Smartphone.

●	skyDirect – a virtual desktop infrastructure (VDI) software solution that allows secure fast access to hosted virtual desktops.

●	skyPoint – A branded hardware thin client endpoint aimed for the enterprise and corporate market.

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

BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. The unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

These interim consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 are unaudited; however, in the opinion of management, such statements include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future period. All references to September 30, 2015 and 2014 in these footnotes are unaudited.

These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2014, included in the Company's annual report on Form 10-K filed with the SEC on March 31, 2015.

The condensed consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all disclosures required by the accounting principles generally accepted in the United States of America.

Going Concern

As of September 30, 2015 we have negative working capital of $7,871,309 and a stockholders’ deficit of $7,818,926. Although we had net income of $4,660,037 for the nine months ended September 30, 2015, this was primarily the result of a noncash gain of approximately $9 million from the change in value of our derivative liabilities. As a result, there is substantial doubt about the Company’s ability to continue as a going concern at September 30, 2015.

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

As disclosed in Note 7, Subsequent Events, the Company has continued to fund its operations with proceeds from the sale of convertible debt.

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

ACCOUNTS RECEIVABLE

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company evaluates receivables on a regular basis for potential reserve. The accounts receivable balances of $68,205 and $158,329 as of September 30, 2015 and December 31, 2014, respectively, do not include an allowance for doubtful accounts as the Company anticipates payment on all accounts within the next fiscal year. The Company routinely evaluates accounts receivable for uncollectible amounts.

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

In accordance with ASC 820, the following table represents the Company's fair value hierarchy for its financial assets and (liabilities) measured at fair value on a recurring basis as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Conversion derivative liabilities	$—	$—	$3,869,620	$3,869,620
Total Liabilities	$—	$—	$3,869,620	$3,869,620

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities (conversion and warrant derivative liabilities) for the nine months ended September 30, 2015.

Balance at beginning of year	$12,173,986
Additions and modifications to derivative instruments	3,569,343
Change in fair value of derivative liabilities	(9,489,141)
Extinguishment of derivative liabilities	(2,384,568)
Balance at end of period	$3,869,620

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

CONVERTIBLE INSTRUMENTS

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815-40”).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

DERIVATIVE LIABILITIES

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

CONCENTRATIONS OF CREDIT RISK

The Company performs ongoing credit evaluations of its customers. At September 30, 2015, three customers accounted for 69% of accounts receivable.

The Company maintains cash and cash equivalents with major financial institutions. Cash held in US bank accounts is insured up to $250,000 at each institution. Cash held in UK bank accounts is insured up to £85,000 (approximately $129,000 at September 30, 2015) at each institution for each entity. At times, cash balances may exceed the insured limits. The Company has not experienced any loss on these accounts. The balances are maintained in demand accounts to minimize risk.

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

INCOME (LOSS) PER SHARE

We use ASC 260, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. We compute basic income (loss) per share by dividing net income (loss) and net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding.

Dilutive common stock equivalents consist of shares issuable upon conversion of debt and preferred stock and the exercise of our stock warrants. There were 4,382,560,883 common share equivalents at September 30, 2015 and 270,375,324 at September 30, 2014. The 2014 common share equivalents have been excluded from the computation of the weighted average diluted shares, as their inclusion would be antidilutive.

Diluted earnings per share for the three and nine months ended September 30, 2015 have been calculated as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Income available to common shareholders	$36,231,484	$4,654,412

Preferred dividend	1,875	5,625
Income attributable to convertible instruments	(37,190,422)	(9,569,817)
Expense attributable to convertible instruments	687,899	3,369,249

Diluted loss	$(269,164)	$(1,540,531)

Basic shares outstanding	353,913,823	189,737,454

Convertible instruments	146,086,177	310,262,546

Diluted shares outstanding	500,000,000	500,000,000

Diluted EPS	$(0.00)	$(0.00)

Additional potentially dilutive shares of approximately 4 billion shares at September 30, 2015 have been excluded from the calculation since they exceed authorized shares available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”) was issued. Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 becomes effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. A reporting entity should apply the amendment prospectively or retrospectively. The Company is currently evaluating the effects of adopting ASU 2015-17 on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The main objective of ASU 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a significant impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-10”). The core principle of the guidance in Topic 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2016-10 affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers,” which is not yet effective. The effective date and transition requirements of ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09. They are effective prospectively for reporting periods beginning after December 15, 2017 and early adoption is not permitted. The Company is currently assessing the impact of the adoption of these amendments on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers(Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients. These amendments are effective at the same date that Topic 606 is effective. Topic 606 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein (i.e., January 1, 2018, for a calendar year entity). Topic 606 is effective for nonpublic entities one year later. The Company is currently assessing the impact of the adoption of the amendments to Topic 606 and these amendments on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

On May 14, 2015 the Company entered into an Amendment with Blue Citi PR whereby the terms were adjusted as follows: i) $200,000 paid to the Company upon issuance; (ii) $200,000 payable to the Company on June 10, 2015; and $100,000 payable to the Company on July 10, 2015. Each such payment reflects a 7% original issue discount added to the principal amount at time of payment (up to $14,000). As of September 30, 2015 a total of $395,000 has been funded pursuant to this agreement.

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

The conversion features of the debentures described above contain a variable conversion rate. As a result, we have classified the conversion features as derivative liabilities in the consolidated financial statements. Upon issuance, we have recorded conversion feature liabilities of $2,434,738. The value of the conversion feature liabilities was determined using an option valuation model based on the following assumptions: (1) risk free interest rates of between 0.265 - 0.625%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 165% - 210%; and (4) expected lives of 1 – 2.42 years. The Company has allocated $1,346,077 to debt discount, to be amortized over the life of the debt, with the balance of $1,088,661 being charged to expense at issue.

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

Convertible Debentures and Debt Settlement Agreement

During the nine months ended September 30, 2015, $630,923 of principal and $54,128 of accrued interest was converted into 348,278,449 shares of common stock. The Company has recorded income of $2,596,238 and $2,222,937 for the three and nine months ended September 30, 2015, respectively, related to the change in fair value of the conversion feature through the dates of conversion.

At September 30, 2015, we recalculated the fair value of the embedded conversion feature of our notes and debt settlement agreement subject to derivative accounting and have determined that their fair value at September 30, 2015 was $3,281,889. The value of the conversion liabilities was determined using an option valuation modelbased on the following assumptions: (1) risk free interest rate of 0.066% - 0.417%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of between 191% - 248% and (4) an expected life of 0.25 – 1.66 years. We recorded income of $28,249,012 and $4,814,818 for the three and nine months ended September 30, 2015, respectively, related to the change in fair value.

During the three and nine months ended September 30, 2015 we recorded additions to our derivative conversion liabilities related to the conversion feature attributable to interest accrued during the period. These additions aggregated $96,767 and $798,408 for the three and nine months ended September 30, 2015, respectively, which has been charged to interest expense.

Convertible Preferred Stock

The conversion feature of our Series B preferred stock has been adjusted due to the subsequent issuance of debt. As a result, the conversion price is now $0.001755 per share, such that an aggregate of 42,735,043 shares of the Company’s common stock are issuable upon such conversion. The Company has recorded income of $234,162 and $333,112 for the three and nine months ended September 30, 2015, respectively, related to the change in fair value of the conversion feature of the preferred stock through the dates of adjustment. The Company has also recorded an expense of $22,911 and $336,197 for the three and nine months ended September 30, 2015, respectively, due to the increase in the fair value of the conversion feature as a result of the modification.

At September 30, 2015, we recalculated the fair value of the embedded conversion feature of our Series B and Series C preferred stock subject to derivative accounting and have determined that the fair value at September 30, 2015 was $587,731. The value of the conversion liabilities was determined using an option valuation model based on the following weighted average assumptions: (1) risk free interest rate of 0.209%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 191% and (4) an expected life of 1 year. We recorded income of $6,052,991 and $2,118,274 during the three and nine months ended September 30, 2015, respectively, related to the change in fair value.

Derivative liability activity for the nine months ended September 30, 2015 is summarized as follows:

	Balance at December 31, 2014	Additions	Modifications	Conversions	Reclassifications	Change in Value	Balance at September 30, 2015
Convertible notes, interest and debt settlement	$9,471,074	$3,233,146	$—	$(2,253,031)	$(131,537)	$(7,037,755)	$3,281,897
Convertible preferred stock	2,702,912	—	336,197	—	—	(2,451,386)	587,723
	$12,173,986	$3,233,146	$336,197	$(2,253,031)	$(131,537)	$(9,489,141)	$3,869,620

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock, with par value of $0.001 per share, of which 75,000 shares have been designated as Series B 10% Convertible preferred stock, with par value of $0.001 per share, and 672,000 shares have been designated as Series C Convertible preferred stock. There were 75,000 Series B shares and 672,000 Series C shares issued and outstanding as of September 30, 2015.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with par value of $0.001 per share. As of September 30, 2015 and December 31, 2014, there were 448,809,894 and 98,381,445 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2015, we issued 348,278,449 shares of common stock upon the conversion of $630,923 of debt principal and $54,128 of accrued interest.

During June 2015 we issued stock grants of 1,000,000 shares to each of two directors, valued at $22,600. The grants vest upon the one year anniversary of issuance. The expense will be recorded over that one year period. One of these grants was forfeited during the third quarter. We have recorded expense of $1,875 and $3,775 for the three and nine months ended September 30, 2015, respectively.

During June 2015 we issued 150,000 shares of common stock, valued at $1,950, as payment for financing activities.

During May 2014 we issued a stock grant to an employee in the amount of 200,000 shares of common stock, valued at $34,000. The grant vests upon the two year anniversary, on May 29, 2016. The expense will be recorded over that two year period. We have recorded an expense of $4,250 and $12,750 for the three and nine months ended September 30, 2015, respectively.

Options Outstanding

We have recorded an expense for employee options of $64,334 and $248,877 for the three and nine months ended September 30, 2015, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

LEASE

Effective July 2015 we entered into an office lease with a five year term expiring in July, 2020. Annual minimum lease payments range from approximately $33,000 for the first year to approximately $47,000 for the final year.

Rent expense for the three months ended September 30, 2015 and 2014 was $8,460 and $26,178, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was $42,361 and $88,604, respectively.

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

NOTE 7 – SUBSEQUENT EVENTS

Common Shares Issued

During the month of October 2015, we issued 36,300,266 shares of common stock upon the conversion of $36,800.27 of note principal.

During the month of November 2015, we issued 9,500,000 shares of common stock upon the conversion of $9,500 of note principal.

During the month of April 2016 we cancelled 1,100,000 shares of common stock which had been issued as compensation to a former Board Member, pursuant to the request of the former Board Member.

During the month of May 2016, we issued 40,000,000 shares of common stock upon the conversion of $10,000 of note principal.

During the month of June 2016, we issued 76,000,000 shares of common stock upon the conversion of $13,300 of note principal.

During the month of July 2016, we issued 16,000,000 shares of common stock upon the conversion of $2,800 of note principal.

Amendment to Articles of Incorporation

At the Special Meeting of Stockholders held on March 28, 2016, the stockholders of Thinspace Technology, Inc. approved an amendment to the Company’s charter to increase the total number of authorized shares of the Company’s common stock from 500,000,000 to 3,500,000,000 shares, $0.001 par value per share. The charter amendment became effective on May 2, 2016 upon filing with, and acceptance for record by, the Delaware Secretary of State.

Debt Financings

On November 18, 2015, the Company issued and sold to Rockwell Capital Partners, Inc. (“Rockwell”) an 8% convertible debenture in the principal amount of up to $125,000. The debenture is convertible into the Company’s common stock at a conversion price equal to 65% of the lowest closing bid price of the common stock for the twenty trading days prior to conversion. Repayment of the debenture is due two years from the date of issuance. The Company received funds aggregating $25,000 pursuant to the Note during the month of November 2015.

During the month of November the Company entered into an amendment of a $100,000 Note originally entered into with IBC Equity Holdings on October 8, 2014 whereby an option for conversion of any or all outstanding portion of the note into shares of common stock was added. The debenture is convertible into the Company’s common stock at a conversion price equal to 65% of the lowest closing bid price of the common stock for the twenty trading days prior to conversion

During the month of November the Company entered into an amendment of a $300,000 Note originally entered into with IBC Equity Holdings on October 8, 2014 whereby an option for conversion any or all outstanding portion of the note into shares of common stock was added. The debenture is convertible into the Company’s common stock at a conversion price equal to 65% of the lowest closing bid price of the common stock for the twenty trading days prior to conversion

On November 18, 2015, the Company issued and sold to IBC Funds, LLC, (“IBC Funds”) an 8% convertible debenture in the principal amount of $101,978.91. The debenture is convertible into the Company’s common stock at a conversion price equal to 65% of the lowest closing bid price of the common stock for the twenty trading days prior to conversion. Repayment of the debenture is due two years from the date of issuance.

On December 9, 2015, the Company issued and sold to Blue Citi, LLC, (“Blue Citi”) an 8% convertible debenture in the principal amount of up to $150,000. The debenture is convertible into the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock for the twenty trading days prior to conversion. Repayment of the debenture is due January 15, 2018. The Company received funds pursuant to the Note aggregating $49,000 during the month of December 2015 and $101,000 in the month of January 2016.

During the month of March 2016 the Company received funds, aggregating $20,000, pursuant to a Securities Purchase Agreement originally entered into with Rockwell Capital Partners, Inc. (“Rockwell”) dated November 18, 2015 in which the Company sold to Rockwell an 8% convertible debenture in the principal amount of up to $125,000.

On May 2, 2016, the Company issued and sold to Rockwell Capital Partners, Inc. (“Rockwell”) an 8% convertible debenture in the principal amount of up to $360,000. The debenture is convertible into the Company’s common stock at a conversion price equal to 65% of the lowest closing bid price of the common stock for the twenty trading days prior to conversion. Repayment of the debenture is due two years from the date of issuance. The Company received funds aggregating $130,000 pursuant to the Note during the month of May 2016.

On May 4, 2016, the Company issued and sold to Blue Citi, LLC, (“Blue Citi”) an 8% convertible debenture in the principal amount of up to $45,000. The debenture is convertible into the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the common stock for the twenty trading days prior to conversion. Repayment of the debenture is due May 4, 2018. On July 25, 2016 the Note was amended to a principal amount of up to $25,000.

During the month of June 2016 the Company received funds, aggregating $90,000, pursuant to a Securities Purchase Agreement originally entered into with Rockwell Capital Partners, Inc. (“Rockwell”) dated May 2, 2016 in which the Company sold to Rockwell an 8% convertible debenture in the principal amount of up to $360,000.

During the month of August 2016 the Company received funds, aggregating $60,000, pursuant to a Securities Purchase Agreement originally entered into with Rockwell Capital Partners, Inc. (“Rockwell”) dated May 2, 2016 in which the Company sold to Rockwell an 8% convertible debenture in the principal amount of up to $360,000.

On August 10, 2016 the Company issued to Rockwell Capital Partners, Inc. (“Rockwell”) a 10% Promissory Note in the amount of $30,250 with an OID of $2,750. The Note matures on August 9, 2017 and requires a monthly payment of $2,653.40.

During the month of September 2016 the Company received funds, aggregating $25,000, pursuant to a Securities Purchase Agreement originally entered into with Blue Citi, LLC (“Blue Citi”) dated May 4, 2016 in which the Company sold to Blue Citi an 8% convertible debenture in the principal amount of up to $45,000.

Legal Matters

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

During the month of September 2016 the Company received notice of a default judgment in the principal amount of $261,462.79, plus interest at 18% per annum, awarded to St. George Investments, LLC in Case No. 160903366 in the Third Judicial District Court of Salt Lake County, State of Utah on September 19, 2016. The judgment of $261,462.79 includes principal, default penalties and interest.

On November 11, 2015 the Company entered into an amended employment agreement with its Chief Executive Officer whereby Mr. Bautista’s annual salary was reduced to $60,000. In addition, Mr. Bautista will be eligible to receive commission on all software maintenance agreements which are renewed or entered into from the company's current user install base at a rate of 10% of the net renewal rate - which is invoiced price less any taxes or prepayment discounts. Additionally, employee will be entitled to a commission at a rate of 10% of the net margin on any new sales of the company’s current released products, based on the net margin to the company which would be calculated based on Gross Sales – Channel/customer discounts- cost of goods = net margin, payment of commission will be paid within 30 days of receipt of funds from the customers.

In addition, Mr. Bautista forfeited the option to purchase Five Million (5,000,000) shares of the Company’s common stock with an exercise price of $0.17 and agreed that at termination of employment he will not be eligible to receive severance payments.

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

Convertible Instruments - The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815-40”).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Derivative Liabilities - ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Results of Operations

Three Months ended September 30, 2015 as compared to the Three Months ended September 30, 2014

Revenues:

Revenue was $271,705 for the three months ended September 30, 2015 compared to revenue of $2,322,170 for the three months ended September 30, 2014. Overall, our revenues decreased 88% for the 2015 period as compared to the 2014 period. The decrease is primarily attributable to the delivery of a large order during the 2014 period (representing approximately 76% of revenue).

Cost of goods sold

Cost of goods sold as a percent of revenue was 41% and 64% for the three months ended September 30, 2015 and 2014, respectively. Cost of goods sold consists of software development, purchased hardware and software costs and shipping costs. Cost of goods sold as a percentage of revenue varies based on the various costs incurred, relative to the timing of the recognition of revenue.

Operating expense:

Operating expense decreased 72% for the three months ended September 30, 2015, to $429,356, compared to $1,507,661 for the three months ended September 30, 2014. Our costs have decreased as we have curtailed expenses for consulting, compensation and other costs. Included in our operating expenses for the three months of 2015 and 2014 is $70,459 and $421,212, respectively, of non-cash expense for stock based compensation. The balance of our other operating expenses includes salaries, consulting, marketing and general overhead expenses.

We expect that our operating expenses will ultimately increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Other income (expense):

We had income from the change in the fair value of our derivative liabilities of $37,132,403 during the three months ended September 30, 2015 compared to expense of $16,556,422 during the three months ended September 30, 2014. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $58,019 during the three months ended September 30, 2015, compared to gain of $20,979 during the three months ended September 30, 2014. The gain on debt conversion resulted from the issuance of shares of common stock to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $687,899 during the three months ended September 30, 2015 as compared with interest expense of $1,883,300 during the three months ended September 30, 2014. Interest expense consists of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt, aggregating $169,019 and $1,709,794 for the three months ended September 30, 2015 and 2014, respectively, and the expense associated with the price resets of certain of our derivative instruments, aggregating $22,911 for the three months ended September 30, 2015. The balance of the expense relates to the amortization of debt discount and interest accrued on debt.

Nine Months ended September 30, 2015 as compared to the Nine Months ended September 30, 2014

Revenues:

Revenue was $1,394,704 for the nine months ended September 30, 2015 compared to revenue of $5,700,775 for the nine months ended September 30, 2014. Overall, our revenues decreased 76% for the 2015 period as compared to the 2014 period. The decrease is primarily attributable to the delivery of a large order during the 2014 period (representing approximately 67% of revenue).

Cost of goods sold

Cost of goods sold as a percent of revenue was 40% and 58% for the nine months ended September 30, 2015 and 2014, respectively. Cost of goods sold consists of software development, purchased hardware and software costs and shipping costs. Cost of goods sold as a percentage of revenue varies based on the various costs incurred, relative to the timing of the recognition of revenue.

Operating expense:

Operating expense decreased 50% for the nine months ended September 30, 2015, to $2,374,629, compared to $4,796,831 for the nine months ended September 30, 2014. Our costs have decreased as we have curtailed expenses for consulting, compensation and other costs. Included in our operating expenses for the first nine months of 2015 and 2014 is $267,352 and $1,607,178, respectively, of non-cash expense for stock based compensation. The balance of our other operating expenses includes salaries, consulting, marketing and general overhead expenses.

We expect that our operating expenses will increase as our business grows and we devote additional resources towards promoting that growth, most notably reflected in anticipated increases in salaries for sales personnel and technical resources.

Other income (expense):

We had income from the change in the fair value of our derivative liabilities of $9,489,141 during the nine months ended September 30, 2015 compared to expense of $15,447,215 during the nine months ended September 30, 2014. The change in the fair value of our derivative liabilities resulted primarily from the changes in our stock price and the volatility of our common stock during the reported periods. Refer to Note 4 to the financial statements for further discussion of our derivative liabilities.

We reported gain from the conversion of debt of $80,676 during the nine months ended September 30, 2015, compared to gain of $176,108 during the nine months ended September 30, 2014. The gain on debt conversion resulted from the issuance of shares of common stock to pay off debt, based on the fair value of the shares issued as compared to the carrying value of the related debt. The closing price on the date of conversion is used to compute the actual fair market value of our common stock in determining the amount of the gain or loss.

We reported interest expense of $3,369,249 during the nine months ended September 30, 2015 as compared with interest expense of $7,354,199 during the nine months ended September 30, 2014. Interest expense consists primarily of derivative liabilities issued during the period whose fair values exceeded the proceeds of the debt, aggregating $1,887,069 and $5,616,678 for the nine months ended September 30, 2015 and 2014, respectively, and the expense associated with the price resets of certain of our derivative instruments, aggregating $336,197 and $1,033,365, respectively. The balance of the expense relates to the amortization of debt discount and interest accrued on debt.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. As of September 30, 2015 we had approximately $49,000 in cash and cash equivalents and a working capital deficit of $7,871,309 (including derivative liabilities aggregating $3,869,620), as compared to cash and cash equivalents of approximately $136,000 and a working capital deficit of $14,661,201 at December 31, 2014. Our recent sources of operating capital have been debt financings. We received proceeds from convertible and other notes aggregating $1,440,650 during the nine months ended September 30, 2015.

Net Cash Provided by Operating Activities

We used $1,340,228 of cash in our operating activities during the nine months ended September 30, 2015 compared to $1,716,990 used by our operating activities for the nine months ended September 30, 2014. The decrease in net cash used results primarily from the net changes in other current assets and liabilities, partially offset by an increase in net loss of $180,152 (after adjusting for non-cash expenses).

Net Cash Used in Investing Activities

We incurred costs of $6,249 for the purchase of furniture and equipment during the nine months ended September 30, 2015, compared to $18,421 used for the purchase of furniture and equipment during the nine months ended September 30, 2014.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2015, we received $1,440,650 from the sale of notes and convertible securities. We repaid $172,761 of notes and loans payable and paid $11,050 of accrued preferred stock dividends.

During the nine months ended September 30, 2014, we received $472,000 from the sale of our preferred stock, $1,191,000 from the sale of notes and convertible debentures and $21,000 from stockholder advances. We repaid $86,583 of notes and loans payable and repaid $118,670 of shareholder advances.

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

As disclosed in Note 7, Subsequent Events, the Company has continued to fund its operations with proceeds from the sale of convertible debt.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (principal executive and financial officer), of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and also are not effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, to allow timely decisions regarding required disclosure, due to the material weaknesses in our internal control over financial reporting discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015, which continue to exist as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings and no property of the Company is subject to any material legal proceedings.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2015, we issued 245,785,886 shares of common stock upon the conversion of $280,005.31 of note principal and interest.

Item 3. Defaults Upon Senior Securities.

The Company is in default on outstanding convertible notes, issued between June 4, 2010 and April 10, 2015, in the aggregate principal amount of $3,181,167, due to failure to maintain a sufficient number of shares of common stock reserved for conversion. As a result of such defaults, the interest rate on these convertible notes has increased from between 6 to 10% to between 8 and 18%.

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

Thinspace Technology, Inc.

Date: October 26, 2016	By:	/s/ Jay Christopher Bautista
Jay Christopher Bautista
Chief Executive Officer (principal executive, financial and accounting officer)

